Form 10QSB
period 2000-03-31
RECYCLING CENTERS OF AMERICA INC
filed 2000-05-18
CIK 1100091

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10-QSB

                             QUARTERLY REPORT UNDER
                               SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDING MARCH 31, 2000






                       RECYCLING CENTERS OF AMERICA, INC.
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)





               COLORADO                                 84-0703717
       (State of Incorporation)                   (IRS Employer ID No.)

                      23832 ROCKFIELD BOULEVARD, SUITE 275
                          LAKE FOREST, CALIFORNIA 92630
                    (Address of Principal Executive Offices)


                                 (949) 609-0590
                         (Registrant's Telephone Number)



                   SECURITIES OUTSTANDING AS OF MARCH 31, 2000
                     8,243,698 COMMON SHARES $.01 PAR VALUE

                         PART I ---FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                       RECYCLING CENTERS OF AMERICA, INC.
                                 Balance Sheets
                                  (Unaudited)

                                                                        March 31,
                                                                  2000             1999
                                                               ----------       ----------
ASSETS

Cash and cash equivalents                                           8,992           12,944
Accounts receivable, net                                          192,473          403,873
Inventory                                                           1,441           29,000
                                                               ----------       ----------

     Total Current Assets                                         202,906          445,817

Equipment, net                                                    136,189           80,735

Loan to Officers/Shareholders                                      10,565          206,575
Other Assets                                                        2,861            4,225
Brody Acquisition                                                 239,468               --

     TOTAL ASSETS                                                 591,989          737,352
                                                               ----------       ----------


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                  271,112          248,831
Contract payable                                                  118,399          145,000
Note payable                                                      127,726          191,039
Taxes payable                                                      31,603               --

     Total current liabilities                                    548,840          584,870

Long-term notes payable                                                --               --
Loans from officers and shareholders                                3,285               --
                                                               ----------       ----------

     TOTAL LIABILITIES                                            552,125          584,870

Common stock; 75,000,000 authorized of $.01 par value,
8,243,698 and 6,395,008 shares issued and outstanding
as of March 31, 2000 and 1999 respectively                      3,195,485        2,473,957
Preferred stock                                                       380              380
Retained earnings                                              (2,469,360)      (2,030,111)
Net income                                                       (686,641)        (291,744)
                                                               ----------       ----------

     Total stockholders' equity                                    39,864          152,482

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         591,989          737,352


    The accompanying notes are an integral part of the financial statements.

                       RECYCLING CENTERS OF AMERICA, INC.
                            Statements of Operations


                                                       For the Three Months
                                                          Ended March 31,
                                                   ---------------------------
                                                      2000             1999
                                                   ----------       ----------
REVENUES

Contract income                                       302,765          414,853
Cost of sales                                         232,774          221,696
                                                   ----------       ----------

     Gross Profit                                      69,991          193,157

OPERATING EXPENSES

Wages and payroll taxes                               205,498           94,888
Office expenses                                        26,675           23,671
Bad debt expense                                           --            4,000
Professional fees                                      48,885          134,028
Stock transfer fees                                     2,652            3,864
Travel expenses                                         6,045            5,033
Marketing expenses                                      7,049              921
Depreciation expense                                    9,250               --
Insurance                                              12,321            4,231
Auto expense                                           17,675            3,497
Acquisition Fees                                           --               --
Engineering expenses                                       84               --
Dues and subscriptions                                    437            4,019
                                                   ----------       ----------

     Total operating expenses                         336,571          278,152

OTHER EXPENSE

Interest expense                                        1,428            1,229
Other expense                                           1,622              926
                                                   ----------       ----------

     Total other expense                                3,050            2,155

Loss before loss on discontinued operations          (269,630)         (87,150)

Loss from discontinued operations                          --               --

NET LOSS                                             (269,630)         (87,150)
                                                   ----------       ----------

LOSS PER SHARE                                          (0.04)           (0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       6,970,284        5,481,118

   The accompanying notes are an integral part of these financial statements

                       RECYCLING CENTERS OF AMERICA, INC.
                            Statements of Operations

                                                        For the Nine Months
                                                          Ended March 31,
                                                   ---------------------------
                                                      2000             1999
                                                   ----------       ----------
REVENUES

Contract income                                       645,088          651,334
Cost of sales                                         424,511          319,416
                                                   ----------       ----------

     Gross Profit                                     220,577          331,918

OPERATING EXPENSES

Wages and payroll taxes                               514,511          245,938
Office expenses                                        80,783           64,617
Bad debt expense                                           --            4,000
Professional fees                                     167,965          225,320
Stock transfer fees                                     6,089            8,550
Travel expenses                                        13,597           17,757
Marketing expenses                                     25,586           21,063
Depreciation expense                                   16,830            3,160
Insurance                                              21,625           13,653
Auto expense                                           33,073            6,220
Acquisition Fees                                       18,589               --
Engineering expenses                                      415               52
Dues and subscriptions                                    861            4,969
                                                   ----------       ----------

     Total operating expenses                         899,924          615,299

OTHER EXPENSE

Interest expense                                        2,936            5,134
Other expense                                           4,358            3,229
                                                   ----------       ----------

     Total other expense                                7,294            8,363

Loss before loss on discontinued operations          (686,641)        (291,744)

Loss from discontinued operations                          --               --

NET LOSS                                             (686,641)        (291,744)
                                                   ----------       ----------

LOSS PER SHARE                                          (0.10)           (0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       6,970,284        5,481,118

   The accompanying notes are an integral part of these financial statements

                       RECYCLING CENTERS OF AMERICA, INC.
                            Statements of Cash Flow
                                  (Unaudited)

                                                   For the Three Months
                                                      Ended March 31,
                                                 -----------------------
                                                   2000           1999
                                                 --------       --------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net income (loss)                                (269,630)       (87,150)
Adjustments to reconcile net
income (loss) to net cash:
Depreciation                                        9,250             --
Loss on disposition of equipment                                      --
Changes in assets and liabilities:
(Increase) decrease in accounts receivables      (131,819)      (340,517)
(Increase) decrease in inventory                   (1,441)            --
(Increase) decrease in shareholder loans           (4,641)      (136,843)
(Increase) decrease in other assets                 2,091             --
Increase (decrease) in accounts payable and
other current liabilities                         169,065        134,238
                                                 --------       --------

Net Cash Provided (Used) by
Operating Activities                             (227,125)      (430,272)
                                                 --------       --------

CASH FLOWS FROM INVESTING
ACTIVITIES

Purchase of fixed assets                           (6,248)          (322)
Wil-Flow Settlement                                    --             --
Brody Acquisition                                 (36,798)            --
                                                 --------       --------

Net Cash Provided (Used) by
Investing Activities                              (43,046)          (322)
                                                 --------       --------

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from shareholder loans                  (149,215)      (375,600)
Common stock issued for cash                      388,985        711,934
                                                 --------       --------

Net Cash Provided (Used) by
Financing Activities                              239,770        336,334

NET INCREASE (DECREASE) IN CASH                   (30,401)       (94,260)

CASH AT THE BEGINNING OF PERIOD                    39,393        107,204
                                                 --------       --------

CASH AT END OF PERIOD                               8,992         12,944
                                                 --------       --------

 The accompanying footnotes are an integral part of these financial statements.

                       RECYCLING CENTERS OF AMERICA, INC.
                            Statements of Cash Flow
                                  (Unaudited)

                                                   For the Nine Months
                                                     Ended March 31,
                                                 -----------------------
                                                   2000           1999
                                                 --------       --------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net income (loss)                                (686,641)      (291,744)
Adjustments to reconcile net
income (loss) to net cash:
Depreciation                                       16,830          3,160
Loss on disposition of equipment                                      --
Changes in assets and liabilities:
(Increase) decrease in accounts receivables       (33,244)      (343,367)
(Increase) decrease in inventory                   (1,441)            --
(Increase) decrease in shareholder loans          (10,565)      (206,575)
(Increase) decrease in other assets                 6,812         (2,934)
Increase (decrease) in accounts payable and
other current liabilities                         206,788        115,293
                                                 --------       --------

Net Cash Provided (Used) by
Operating Activities                             (501,461)      (726,167)
                                                 --------       --------

CASH FLOWS FROM INVESTING
ACTIVITIES

Purchase of fixed assets                         (106,799)        (3,897)
Wil-Flow Settlement                                    --             --
Brody Acquisition                                (239,468)            --
                                                 --------       --------

Net Cash Provided (Used) by
Investing Activities                             (346,267)        (3,897)
                                                 --------       --------

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from shareholder loans                  (201,715)      (255,500)
Common stock issued for cash                      948,477        918,497
                                                 --------       --------

Net Cash Provided (Used) by
Financing Activities                              746,762        662,997

NET INCREASE (DECREASE) IN CASH                  (100,966)       (67,067)

CASH AT THE BEGINNING OF PERIOD                   109,958         80,011
                                                 --------       --------

CASH AT END OF PERIOD                               8,992         12,944
                                                 --------       --------

 The accompanying footnotes are an integral part of these financial statements.

                       Recycling Centers of America, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2000 and 1999



NOTE A - COMPANY BACKGROUND

    Recycling Centers of America, Inc. (RCAI), is a Colorado corporation, originally formed in 1976. RCAI as of June 30, 1998 was comprised of three companies Aquadynamic Technologies, Inc. (ATI), and its subsidiaries Aquatek, Inc. and Wil-Flow, Inc. Wil-flow, Inc., on March 8, 1999, became non operational and the patents on the technology were returned to its former owner and president as a result of the resolution of a lawsuit between the parties. On June 1, 1999 ATI acquired Sierra Technologies, Inc.

    ATI markets its products and services through its two distinct wholly owned subsidiaries. Aquateck, Inc. was organized and incorporated in 1995 to engage in providing comprehensive contract engineering services for automated process control systems. It's primary emphasis has been focused toward offering its broad engineering expertise to the domestic and foreign wastewater treatment industries. Wil-Flow, Inc. became a subsidiary of ATI in January of 1996 and was a technology company specializing in the design and fabrication of sludge dewatering equipment for the municipal and industrial markets.

    Sierra's main business is the purchasing, treatment and brokerage of chemical and petroleum products throughout North America.

                       Recycling Centers of America, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2000 and 1999


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1.  Principles of Consolidation

    The consolidated financial statements include the accounts of Aquadynamic Technologies, Inc., its wholly owed subsidiaries Aquatek, Inc. and Wil-Flow, Inc. and Sierra Technologies, Inc. All material intercompany balances and transactions including investments in subsidiaries have been eliminated.

2.  Using Estimates

    In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  Depreciation and Amortization

    Depreciation and amortization are provided in amounts sufficient to relate the cost of depreciable to operations over their estimated service lives as defined below.

               Transportation Equipment                     3-5 years
               Office Furniture and Fixtures                5-7 years
               Machinery and Equipment                     3-10 years

    The straight-line method of depreciation is used for substantially all assets for financial reporting purposes.

4.  Income Taxes

    The Company and its wholly owned subsidiaries are organized as a C-corporations. The Company does not file consolidated tax returns and has not filed tax returns since 1996.

                       Recycling Centers of America, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2000 and 1999


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    There has been no provision for income taxes as current and previous operations of the Company have resulted in taxable losses. There is no determinable benefit of these net operating losses which can be carried forward for 15 years because of the significant losses incurred by the Companies.

5.  Fair Value of Financial Instruments

    The carrying amount of cash, accounts and notes receivable, lines of credit, and other liabilities due in less than one year approximated fair value as of March 31, 2000 and 1999 due to the relatively short maturity of these instruments.

    The carrying value of long-term liabilities approximated fair value as of March 31, 2000 and 1999 based on the current rates offered to the Company for similar debt of the same remaining maturities.

NOTE C - ACCOUNTS RECEIVABLE

    All accounts Receivable are trade related. These receivables are current and collection is fully expected. No reserve for uncollectable accounts is deemed necessary.

NOTE D - PLANT PROPERTY AND EQUIPMENT

    Plant, Property and Equipment consisted of the following at March 31, 2000 and 1999:

                                          2000            1999
                                        -------------------------
    COMPUTERS AND OFFICE EQUIPMENT      $  74,760       $ 108,299
    Transportation Equipment               35,576          18,428
    Test Equipment                         75,932
                                        ---------       ---------
                                        $ 186,268         126,727
    Less accumulated depreciation         (50,079)        (45,992)
                                        ---------       ---------

    Balance                             $ 136,189       $  80,735

                       Recycling Centers of America, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2000 and 1999



NOTE D - PLANT PROPERTY AND EQUIPMENT, Continued

    The increase in Plant, Property and Equipment between years is attributed to purchase of equipment in conjunction with the Brody acquisition. Depreciation expense was $7,580 and $3,160 for the nine months ended March 31, 2000 and 1999.


NOTE E - NOTES PAYABLE

    Notes payable consisted of the following at March 31, 2000 and 1999:

                                                   2000         1999
                                                  -------      -------
    Note payable to First Union Bank for the
    purchase of a vehicle                         $14,726      $11,039
                                                  --------------------

            Total                                 $14,726      $11,039

            Less long-term portion                      0            0

            Current Portion                       $14,726      $11,039

                       Recycling Centers of America, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2000 and 1999


NOTE F - RELATED PARTY TRANSACTIONS

    Certain of the Company's principals and family members of these principals have loaned money to the Company at various times. The consolidated long-term loans as of March 31, 2000 and 1999 from related parties are $116,285 and $180,600 respectively. It is the intent of the Company to convert these notes into common shares of stock and therefore these loans do not bear any interest.

    Fred Davies, a major shareholder of the Company, is also a major debtor to the Company. As of March 31, 2000 and 1999 he is owed $118,399 and $145,000 respectively for unpaid portion of his management contract and also for loans to the Company.

    Intercompany loans and transactions occur on a regular basis among the parent and two wholly owned subsidiaries. No intercompany profits are recorded.

NOTE G - COMMITMENTS AND CONTINGENCIES

    The Company conducts its operations utilizing leased facilities and equipment under noncancellable operating lease agreements expiring at various dates through the year 2003. Future minimum lease commitments, excluding property taxes and insurance, are approximately as follows:

               Year ending June 30,
               --------------------
               2000                                 $24,096
               2000                                  63,000
               2001                                  24,096
               2002                                  21,030
               2003                                   2,850

                                                    $72,072

    Rent expense for all leased facilities and equipment was approximately $47,819 and $26,796 for the nine months ended March 31, 2000 and 1999, respectively.

                       Recycling Centers of America, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2000 and 1999


NOTE G - COMMITMENTS AND CONTINGENCIES, Continued

    The Company has no pending lawsuits. Management is not aware of any potential lawsuits that will have a material adverse effect on the financial position of the Company.


NOTE H - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

    The Company maintains its cash balances in more than one financial institution. At times, the Company's balances exceed the amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

    The majority of the Sales in 1999 and 1998 are to one customer. At March 31, 2000 and 1999, the largest customer comprised approximately $107,834 and $350,430 of the Company's accounts receivable. Management believes that customer acceptance, billing, and collection policies are adequate to minimize potential risk on trade receivables.

                       Recycling Centers of America, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2000 and 1999


NOTE K - ACQUISITION OF SIERRA TECHNOLOGIES, INC.

   On June 1, 1999 the Company purchased Sierra Technologies whose business includes purchasing, treatment and brokerage of chemical and petroleum products throughout North America. The net purchase price was $22,299 which represents the difference between the amount owed to Sierra Technologies, Inc. vendors and the Accounts Receivable due from its customers. The President of Sierra Technologies, Inc. entered into a three year employment with the Company and will hold the title of Chief Executive Officer of Recycling Centers of America, Inc.


NOTE L - GOING CONCERN

   The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses which have result in an accumulated deficit of $3,156,001 at March 31, 2000 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional revenues through its technologies and to rely upon additional equity financing if required to sustain operations. The management of the Company has committed to covering the operating expenses of the Company until adequate sales are generated.

                       Recycling Centers of America, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2000 and 1999


NOTE M - SUBSEQUENT EVENTS

   In October 1999, the Company through a Private Placement Memorandum in accordance with SEC Regulation 504 D, began to raise one million dollars ($1,000,000) in equity capital. The Company is offering common shares at forty five cents ($.45) per share.

   In December 1999, the Company completed an acquisition of the assets of Brody Special Projects Company at a cost of $300,000. The Company acquired the international marketing agreements with New Logic and Pall Filtron for the marketing and sale of their respective technologies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


                       MANAGEMENT DISCUSSION AND ANALYSIS
                       INTERIM FINANCIAL STATEMENTS AS OF
                             MARCH 31, 2000 AND 1999


THREE MONTH STATEMENT OF OPERATIONS

The Company has incurred net losses of $269,630 for the three months ended March 31, 2000 as compared to a net loss of $87,150 for the three months ended March 31, 1999. These losses can be primarily attributed to significant costs incurred in fiscal year 1999 from the dissolution of Wil-Flow, Inc. in March 1999. In addition, expenses have exceeded revenues in the start-up phases of the operations of Brody and Sierra. In addition, the Company is incurring significant payroll costs in 2000 in the implementation of its business strategy of becoming a leader in filtration system technologies.

        The Company realized the majority of its revenues for the three months ending March 31, 2000 and 1999 from Aquatek, Inc., a wholly owned subsidiary which specializes in automated process control systems for wastewater treatment applications. The Contract Revenue for the three months ending March 31, 2000 and 1999 has been primarily to Cass Water Engineers. In the three months ending March 31, 2000 approximately $170,965 of revenues were generated from Sierra in the sale of chemicals and petroleum based products.

        The Cost of Goods sold represents twenty three percent (23%) of sales for the three months ending March 31, 2000 as compared to forty seven percent (47%) as of March 31, 1999. The Costs of Goods are not consistent between years as a result of the varying nature of the projects in any given year and the fact that the approximately fifty seven percent (57%) of the sales in fiscal year 2000 are from the brokerage of chemicals and petroleum products which have significantly lower margins than those derived from Engineering Consulting services provided by Aquatek, Inc. There were no sales of chemicals and petroleum products in fiscal year 1999.

        Operating expenses consist primarily of general and administrative expenses. For the three months ended March 31, 2000 operating expenses totaled $336,571 as compared to $278,152 for the three months ended March 31, 1999. This substantial increase in operating expenses between years of $58,419 can be primarily attributed to an increase in Wages of $110,610. This substantial increase in Wages can be attributed to the acquisitions of key personnel from the acquisition of Sierra and Brody and the hiring of management personnel because of joint venture with EMRI. This increase is offset by a substantial decrease in Professional Fees of $85,000. Legal fees decreased substantially in fiscal year 2000 because the Company has not been engaged in any major litigation or any dissolution matters.

        Other significant increases in operating expenses in fiscal year 2000 as compared to fiscal year 1999, related to the increase in staffing discussed above, are the increase of auto expenses of approximately $14,000 and the increase in insurance of approximately $8,000.

        There has been no significant increase in interest expense between the three months ended March 31, 2000 and 1999.


NINE MONTH STATEMENT OF OPERATIONS

        The Company has incurred net losses of $686,641 for the nine months ended March 31, 2000 as compared to a net loss of $291,744 for the nine months ended March 31, 1999. These losses can be primarily attributed to significant costs incurred in both years from the dissolution of Wil-Flow, Inc. in March 1999 and the termination of the joint venture with EMRI in October 1999. In addition, expenses have exceeded revenues in the start-up phases of the operations of Brody and Sierra. In addition, the Company is incurring significant payroll costs in 2000 in the implementation of its business strategy of becoming a leader in filtration system technologies.

        The Company realized the majority of its revenues for the nine months ending March 31, 2000 and 1999 from Aquatek, Inc., a wholly owned subsidiary which specializes in automated process control systems for wastewater treatment applications. The Contract Revenue for the nine months ending March 31, 2000 and 1999 has been primarily to Cass Water Engineers. In 2000 approximately $293,225 of revenues were generated from Sierra in the sales of chemicals and petroleum based products.

        The Cost of Goods sold represents thirty four percent (34%) of sales for the nine months ending March 31, 2000 as compared to fifty one percent (51%) as of March 31, 1999. The Costs of Goods are not consistent between years as a result of the varying nature of the projects in any given year and the fact that the approximately forty five percent (45%) of the sales in fiscal year
2000 are from the brokerage of chemicals and petroleum products which have significantly lower margins than those derived from Engineering Consulting services provided by Aquatek, Inc. There were no sales of chemicals and petroleum products in fiscal year 1999.

        Operating expenses consist primarily of general and administrative expenses. For the nine months ended March 31, 2000 operating expenses totaled $899,924 as compared to $615,299 for the nine months ended March 31, 1999. This substantial increase in operating expenses between years of approximately $284,000 can be primarily attributed to an increase in Wages of $268,573 and other administrative expenses. This substantial increase in Wages can be attributed to the acquisitions of key personnel from the acquisition of Sierra and Brody and the hiring of management personnel because of joint venture with EMRI. This increase is offset by a substantial decrease in Professional Fees of $57,000. Legal fees decreased substantially in fiscal year 2000 because the Company has not been engaged in any major litigation or any dissolution matters.

        Other significant increases in operating expenses in fiscal year 2000 as compared to fiscal year 1999, related to the increase in staffing discussed above, are the increase of office expenses of approximately $16,000, the increase in insurance of approximately $8,000 and the one time cost relating to the acquisition of Sierra of $18,589.

        There has been no significant increase in interest expense between the nine months ended March 31, 2000 and 1999.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000 the Company had cash and cash equivalents of $8,992 as compared to cash and cash equivalents of $12,944 as of March 31, 1999. At March 31, 2000, the Company had a working capital deficiency (total current liabilities in excess of total current assets) of $345,934 as compared to a working capital deficit (total current liabilities in excess of total current assets) of $139,053 as of March 31, 1999. The significant decrease in working capital in 2000 is due to the acquisition of Sierra and Brody and the continued losses from operations.

The principal use of cash for the three months ended March 31, 2000 and 1999 was to fund the net loss from operations. The Company raised a total of $965,307 and $913,763 in the nine months ended March 31, 2000 and 1999 respectively from the issuance of common stock to fund the loss from operations.

The management of the Company has committed to covering the operating expenses of the Company until adequate sales are generated. In October 1999. The Company through a Private Placement Memorandum in accordance with SEC Regulation 504 D, began to raise one million dollars in equity capital.

                          PART II --- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

Nothing to Report.


ITEM 2. CHANGES IN SECURITIES.

Nothing to Report


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Nothing to Report


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Nothing to Report


ITEM 5. OTHER INFORMATION.

Nothing to Report


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

There were no reports on Form 8-K filed during the quarter.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Recycling Centers of America, Inc.



Date  May 18, 2000                        /s/ MICHAEL DAVIES
    ---------------------               ----------------------------------------
                                        Michael Davies, CFO



Date  May 18, 2000                        /s/ BRUCE SELK
    ---------------------               ----------------------------------------
                                        Bruce Selk, President