Form 10KSB
period 2000-06-30
RECYCLING CENTERS OF AMERICA INC
filed 2001-07-31
CIK 1100091

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JUNE 30, 2000

===============================================================================

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

===============================================================================

Securities registered pursuant to Section 12(b) of the Act:    None

Securities to be registered pursuant to Section 12(g) of the Act:

8,665,920 Common shares $0.01 Par Value

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No______.

        Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB. [   ].

        State issuers's revenues for its most recent fiscal year: $466,936

        State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of June 30, 2000, $3,298,698 (based on 7,818,673 shares held by non-affiliates and computed by reference to the average closing bid and asked prices of the Common Stock).

        The registrant had 8,665,920 shares of its $.01 par value common stock issued and outstanding as of June 30, 2000.

        The number of sequentially numbered pages in this document: _13_

        Documents Incorporated by Reference:    See Part III Item 13.


TABLE OF CONTENTS

                                                                        PAGE

PART I

ITEM 1  DESCRIPTION OF BUSINESS ........................................ 01

ITEM 2  DESCRIPTION OF PROPERTY ........................................ 02

ITEM 3  LEGAL PROCEEDINGS .............................................. 03

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............ 04


PART II

ITEM 5  MARKET OF COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ........ 05

ITEM 6  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTSN OF OPERATIONS ................... 06

ITEM 7  FINANCIAL STATEMENTS ........................................... 07

ITEM 8  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE .................... 08


PART III

ITEM 9  MANAGEMENT OF THE COMPANY; COMPLIANCE WITH
                SECTION 16(a) .......................................... 08

ITEM 10 EXECUTIVE COMPENSATION ......................................... 09

ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT ......... 10

ITEM 12 CERTAIN RELATIO SHIPS AND RELATED TRANSACTIONS ................. 11

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K ............................... 12

SIGNATURES.............................................................. 13

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

I.      INTRODUCTION

        Recycling Centers of America, Inc., a Colorado corporation (referred to herein as "We" or the "Company" or the "Registrant") , is a development stage company with no significant operating results to date, which is engaged in the business of the engineering, design, marketing, sales, construction and servicing of waste stream processing and recycling equipment.

        Recycling Centers of America, Inc., is a Colorado corporation, originally formed in 1976 under the name Vac-Tec Systems, Inc., and reorganized as a public shell corporation without significant assets in early 1997, after We ceased operations in the glass vacuum coating business.

        In November of 1997, a merger transaction with Aquadynamic Technologies, Inc. ("ATI"), was completed, and ATI, a Minnesota corporation, became a wholly-owned subsidiary of ours. ATI had no operations of its own prior to this merger, but conducted business through two wholly-owned subsidiaries, Aquatek, Inc. ("AQT") and Wil-Flow, Inc. ("WFI"). WFI on March 8, 1999, was dissolved as a result of the settlement of a lawsuit between Registrant and Jack Williams, the former owner and President of WFI. Under the terms of the lawsuit settlement, WFI assigned certain technology and patents originally developed for it by Williams back to Williams and paid Williams a fee of $37,500, in exchange for Williams' release of all claims alleged against the Registrant by Williams. In July of 2000, Aquatek, Inc., which provided engineering services to wastewater treatment and potable water treatment facilities, was sold back to its management for a cash purchase price of $57,500.

        In November of 1997, We entered into a joint venture agreement with Oil Re-Refining Company ("ORRCO"), an Oregon corporation in order to enter the re-refining industry, under the joint venture name of Energy & Material Recovery. As management became more familiar with the oil re-refining business, it determined that the environmental risks and licensing requirements of the industry made it a far less attractive industry in which to operate than initially anticipated. As a result, management decided to and did terminate the oil re-refining joint venture in October of 1999, and We no longer have activities in this industry.

        As a result of negotiations with Brody Special Projects, Inc., in December of 1999, We acquired all of the assets and business of Brody Special Projects, Inc. We were introduced to Brody Special Projects by New Logic International, the manufacturer of the VSEP(tm) filtration technology previously marketed by us. Brody operated a VSEP(tm) test facility based in Salt Lake City, Utah where many of the testing samples were analyzed. New Logic International, at that time, worked with Brody Special Projects under a marketing and sales agreement. This Agreement was non-transferable from Brody to RCAI. Brody also held an agreement with Pall Filter Corp. for their patented PALLSEP(tm) filtration technology that we currently market and sell..

        In June of 1999, we acquired all the assets of a business conducted by Bruce Selk. Mr. Selk was originally approached by us as an individual operating his own company under the fictitious name, "Sierra Technologies". Mr. Selk's company had a potential customer base for the sale of the VSEP(tm) filtration technology to the chemical and petroleum industries. He was introduced to us through Energy & Material Recovery, Inc., at that time a company owned 50% by us. As our interest in the VSEP(tm) technology grew stronger and management could see a viable marketing opportunity, we hired Mr. Selk to introduce us to his potential customer base, and we agreed to acquire Mr. Selk's business. There was no pre-existing affiliation, and the parties dealt at arms' length with their negotiation of the terms for acquisition of Mr. Selk's business.

        Under the informal agreement with Mr. Selk, the Registrant assumed all of the liabilities of Sierra Technologies $(82,805), and was assigned all of its business assets, $64,588, including its accounts receivable and its base of customer accounts for brokered chemicals. The business customers acquired included Newalta Corp., Great Western Chemical, Hci Holchem, Molex Company, MIH International Pacific Epoxy Polymer, Destara Chemical, Tosco, Recycle Reuse and Mid America Distillations.

        There was no pre-existing relationship other than arms' length business transactions between us and Mr. Selk or Brody Special Projects, Inc. prior to our acquisitions.


II.  BUSINESS

        Our primary business at this date is the engineering, design, marketing, sales, construction and servicing of waste stream processing and recycling equipment.

        We have obtained a License from Pall Filter Corp. to market and sell, and currently markets and sells Pallsep(tm) Vibrating Membrane Treatment Filters to the dairy industry, the food industry, the beverage industry, and the pharmaceutical industry.

        (a)     PRODUCTS AND SERVICES

        (i) Pallsep(tm) We market, sell and act as a general contractor to install membrane systems manufactured by Pall Filter Corp. and patented membrane type filtration systems, under the trade name Pallsep(tm). These systems filter out solids suspended in various liquid streams generated by various manufacturing processes. Applications for the V*SEP( system and Pallsep(tm) system range through industries where efficient and rapid processing of wastewater and product streams is required. Pallsep(tm) Systems compete with evaporators, biological systems, crosflow filters and centrifuges. Management believes the advantages of Pall-SEP(tm) over its competitors are as follows:

        Filtration rates 10 x that of its competitors
        Incorporated Self-cleaning and anti-fouling characteristics Achieves high solids removal
        High efficiency (99% energy conversion)
        Dependability (self-repairing with only two moving parts)
        Compact design
        Low capital and operating costs

        (ii) Pall-SEP(tm) Filtration. The Pall-SEP(tm) filtration system is designed for use in the food processing and pharmaceutical industries. It is manufactured by Pall Filter Corporation.

        We have a non-exclusive license to sell Pall-SEP(tm) Filtration Systems in the Western Hemisphere to the following specified markets as part of integrated systems: Food, Dairy, Beverage, Pharmaceutical, Biotech and Cosmetic Markets.

        For the fiscal year ended June 30, 2000, this business accounted for approximately 50% of our revenues.


(b)     MARKETING AND SALES

        Our marketing program includes the development of compliance data, sales materials, plant tours and daily phone leads. Compliance Data is data performance We generated from on-site pilot testing. This data specifically shows influent characteristics prior to the filtration process and effluent data after the filtration process. We also utilize three sales representatives nationwide, who operate under contract to assist us in locating prospective customers.

        This is a two-step project. Step one - sale of unit, ancillary equipment and engineering services. Step two - installation of unit along with ancillary equipment. We began marketing the VSEP(tm)/PALLSEP(tm) technologies in June of 1999. We have completed the sale of one Pallsep(tm) Membrane Filtration unit to Dairy Farmers of America (DFA). The application of this unit is in treatment of wastewater to a milk condensing plant. This wastewater stream was a high BOD (biochemical oxygen demand) stream. The high BOD is the result of some milk being generated as a waste in the process and being released as discharge to the city wastewater plant. The use of this technology allows the capture of those milk byproducts from the water, thereby reducing the BOD. The treated water is then released to the city wastewater facility.

        The marketing of this technology is a sophisticated sale. The equipment is typically a capital cost item, and at many companies may need to go through a yearly capital costing budget process. Making a sale typically requires on-site testing at the customer's operating facility and specific testing of a number of different membranes tested under an assortment of operating parameters.

        We have been conducting on-site tests at Leprino Foods in Colorado which has led to the sale of one PallSep(tm) unit. This customer is a manufacturer of mozzarella cheese in the U.S.

        We also have ongoing testing at facilities operated by Safeway (ice cream plant); Daisy Brand (yogurt); West Farm Foods (milk processing); Dean foods (caustic wash recovery); Agrawaste (animal waste treatment); Slim Fast (beverage) Membrane Systems Specialists (dairy).

        We have signed an Agreement with Membrane System Specialists, Inc. ("MSS"), designated as a Strategic Alliance Agreement, whereby MSS will be selling PallSep(tm) Filter Systems, through us, at a markup over our costs expected to be 15%.


(c)     COMPETITION

        Our primary competitors is the manufacturer Pall Filter Corp., who markets their system directly to users, as well as through OEMs such as us.

        More generally, we compete with numerous other companies who have competing technologies, many of whom are larger, with greater financial resources and larger organizations.

        Competition in this industry focuses on price, quality, features, performance, specialization, expertise, reliability, technology, customer relationships, marketing, advertising, sales, publicity, distribution, serving particular market niches, and appealing to particular consumers.


(d)     RAW MATERIALS

        Our filters are manufactured with off the shelf components available from many sources, with the exception of the membranes themselves and the patented vibrating mechanisms, which are proprietary to Pall.

        Pall Filter Corp. manufactures its own filters, and we are dependent on them for purchase of the technology and for production of the membranes.


(e)     DEPENDENCE ON A FEW MAJOR CUSTOMERS

        We have in process over five jobs, two of which are for installation, and three of which are for testing, and is in the process of bidding on thirteen additional jobs, for installation of filtration systems products.

        There is no single customer that currently or in the future is expected to dominate our business.


(f)     PATENTS, TRADEMARKS, LICENSES, ETC.

        (i)     PATENTS AND TRADEMARKS

        We have no patents and no trademarks.

        (ii)    LICENSE OF TECHNOLOGY

        In June of 1999, our predecessor, Brody Special Projects Company, a Utah corporation ("Brody"), entered into an OEM Agreement with Pall Filtron, Inc. ('Pall"), having a three year terms, and covering various proprietary filtration products manufactured by Pall. Pursuant to this Agreement, Pall granted Brody a nontransferable license to integrate, market, sell, install and support Pall's proprietary filtration products, as an integrated system only, on a nonexclusive basis, limited to certain specified markets and certain specified territories.

        The markets are fixed as the food, beverage, dairies, pharmaceutical, biotech and cosmetics applications, including intermediates and wastewaters resulting from their processing. Drinking water is excluded from the defined market. The specified territory is the Western Hemisphere, consisting of North, Central and South America.

        The system must be sold in a configuration which includes a feed pump, piping and valves and an integrated control system. Brody is specifically precluded from selling the Pall filtration products without integrating the products into a system.

        Pall is permitted under the contract to compete with Brody, and market its products direct in the designated markets and territory. Brody is assigned the responsibilities under the contract to run samples and field trials, purchase membranes at discount for certain systems, and design and specify and quote prices for purchase and installation of an integrated system using the filtration products.

        The assets of Brody were acquired by us in December of 1999, including an assignment of Brody's rights under this Pall OEM Agreement. Subsequently, in December of 1999, Pall approved the assignment of Brody's rights under the Pall OEM Agreement to us.
        Brody also had a License Agreement to sell VSEP(tm) filtration systems manufactured by New Logic. However, New Logic declined to grant the required consent in order for Brody to transfer this License to us. As a result, we no longer market and sell the VSEP(tm) products.


(g)     GOVERNMENT REGULATION

        There are certain FDA (Food and Drug Administration) regulations which regulate the installation and operation of our Filtration Systems, primarily in the food industry. Our filtration manufacturer, Pall Corp. is responsible for compliance with these regulations, and we have not assumed any responsibility or liability for compliance. However, we remain subject to the risk that claims could be asserted against it based upon liability associated with filtrating systems which it has sold.


(h)     AFTER MARKET SALES RESPONSIBILITY

        Pall provides the customer with a one year equpment warranty that the equipment will be free from defects in material and workmanship and substantially conform to the specifications and user documentation provided by Pall. We have no responsibility with respect to these warranties, which are provided in full by the manufacturer.


(i)     RESEARCH AND DEVELOPMENT

        The technology sold by us is in the early stages of market acceptance. As a result, in order to accomplish a sale, a customer will typically require a significant research and development effort, in the form of testing and trials of different types of membranes and differing operating parameters. These costs are funded in part by us, and expensed as sales expense. To date we have expended $30,000 in research and development costs in an effort to develop sales of the filtration systems.

        In addition, there are many undiscovered applications for the PallSep(tm) system that are currently being explored by us through onsite pilot testing. These specific tests determine the feasibility of the prospective project and allow our engineers to select specific operating parameters and a selection of usable membranes. This information is used in preparing sales proposals for the customer's consideration. Typically, we charge $4,750 per week for onsite testing. Each proposal for onsite testing is negotiated with the customer on a case by case basis.


(j)     COMPLIANCE WITH ENVIRONMENTAL LAWS

        We, including our wholly-owned subsidiary are not responsible for systems (PALLSEP(tm)) that do not meet specific environmental discharge standards.


(k)     EMPLOYEES

        We have four full time employees, including two located in California, one located in Utah, and one located in Colorado.

ITEM 2.  DESCRIPTION OF PROPERTY

FACILITIES

        The Company maintains corporate offices in Lake Forest, California, in a 900 square foot facility, under a 36 month lease, expiring in April, 2002, at a rent of $1533 per month.

        The Company maintains a shop and office facility in Linden, Utah, in a 1000 square foot facility, under a 36 month lease, expiring in January, 2002, at a rent of $475 per month.

ITEM 3.     LEGAL PROCEEDINGS

        There is no litigation outstanding, and management is not aware of any potential claims which might be asserted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to Report.

PART II

ITEM 5.  MARKET OF COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock trades over-the-counter in the Pink Sheets under the symbol "RCAI". The closing sales price as of March 1, 2001, was $0.70.

        Set forth below is the high and low bid information for the Company's Common Stock for each full quarterly period within the two most recent fiscal years.

                               High         Low          High         Low
        Period                 Bid          Bid          Ask          Ask

3rd Quarter 2000/2001          1.4375       0.75         1.5625       1.002nd
2nd Quarter 2000/2001          0.58         0.27         0.79         0.35
1st Quarter 2000/2001          0.80         0.51         1.00         0.75

4th Quarter 1999/2000          1.2500       0.3125       1.3750       0.5313
3rd Quarter 1999/2000          0.7500       0.2500       1.0000       0.3125
2nd Quarter 1999/2000          0.9375       0.8125       1.4375       1.4375
1st Quarter 1999/2000          1.9375       0.5313       2.1875       0.9375

4th Quarter 1998/1999          0.8750       0.2500       1.0625       0.4375
3rd Quarter 1998/1999          1.00         0.5625       1.0625       0.75
2nd Quarter 1998/1999          1.75         0.6875       2.125        1.00
1st Quarter 1998/1999          2.3125       0.3125       2.50         1.0625


                At March 1, 2001, the Company had approximately 610 Shareholders of record.

        The Company has not paid a dividend since its incorporation, and management does not anticipate the Company will pay dividends in the near future.

        The authorized capital stock of Recycling Centers of America, Inc., consists of 75,000,000 shares of common stock, $0.01 par value, and 100,000 shares of preferred stock, par value $1.00 per share. The Articles of Incorporation authorize the Company's Board of Directors to establish by resolution different classes or series of the undesignated shares and to fix the relative rights and preferences of such shares in any class or series. Under Colorado law, no further action by the Company's shareholders is necessary and only the action of the Board of Directors is required to authorize the issuance of any undesignated shares. There is currently no Preferred Stock outstanding.


COMMON STOCK

        As of June 30, 2000, there were 8,665,920 shares of Common Stock outstanding and held of record by 602 stockholders. The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of Capital Stock. Holders of Common Stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor. In the event of a liquidation, dissolution or winding up of the Company, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preference of any preferred stock that might be issued in the future. Holders of Common Stock have no preemptive or subscription rights, and there are no redemption or conversion rights with respect to such shares. All outstanding shares of Common Stock are fully paid and nonassessable.

        This summary of certain provisions of the Common Stock of the Company is subject to, and qualified in its entirety by the Company's Articles of Incorporation, as amended, and its Bylaws (which documents are available and will be supplied upon request).

        The Company has outstanding $315,858 in Convertible Debentures, bearing interest at 10% per annum, all due and payable June 2000, and convertible at any time prior to maturity at a conversion price of $0.65 per share.

WARRANTS

        The Company has 222,670 Warrants outstanding to acquire 222,670 Shares of its Common Stock, at a warrant exercise price of $3.50 per share. These warrants expire on June 14, 2000.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

JUNE 30, 2000 AND 1999

OVERVIEW

        During the last two fiscal years ending June 30, 2000 and 1999, the Company has unsuccessfully attempted to form a group of operating companies that were to offer the marketing and advanced technologies to become the leader in the recycling of liquid wastes. The results of operations reflect the significant costs associated with the unsuccessful ventures including Wil-Flow, Inc. and Energy & Material Recovery, Inc. (EMRI) In addition, in July 2000 the Company sold Aquatek, a wholly owned subsidiary providing engineering consulting to its management. Also in September 2000 the Company's Chief Executive Officer resigned and took with him his relationship based brokered chemical business.

        Even with these set backs the Company has begun to capitalize on the development of market opportunities for the VSEP(tm) and PALLSEP(tm) technologies. In December 1999 Brody Special Projects Company (Brody) was purchased. Brody holds the marketing rights from Pall Filter Corp. to supply advanced filtration technology to be used to decontaminate liquid wastes. Two key marketing and technical personnel of Brody were hired by the Company to forward key projects in the Dairy Industry. The Company has begun to place various systems in the Dairy Industry and anticipates that with successful results of these units that additional units will be ordered by Leprino Foods and Dairy Farmers of America. Also Slim Fast has expressed an interest to order recycling units to assist them in waste water discharge problems.

        The Company management has taken steps to reduce its operating expenses. Management has taken wage reductions, lease commitments have been consolidated and decreased and the overall posture of management has been to focus on key revenue producing projects. The report of our outside accountants accompany our Financial Statements included in this Registration Statement, contains the following qualification:

"The Company has no equity and has no significant operating results to date and together raise substantial doubt about the Company's ability to continue as a going concern".


STATEMENT OF OPERATIONS

        The Company has incurred net losses of $1,233,387 for the fiscal year ended June 30, 2000 as compared to a net loss of $796,916 for the fiscal year ended June 30, 1999. The losses for the fiscal year ended June 30, 1999 can be primarily attributed to significant costs incurred from the termination of the joint venture with EMRI in October 1999. Approximately $350,000 of the loss in fiscal year 1999 can be attributed to the dissolution of EMRI . The losses for the fiscal year ended June 2000 are a direct result of the fact that the revenues from the sale of recycling equipment have not been sufficient to cover the Company's operating expenses. In addition, the Company incurred significant costs of raising investor capital of $228,958 and the purchase price of Brody of $238,028 was written off during the fiscal year.

        The Company realized the majority of its revenues for the fiscal year ending June 30, 1999 of $685,360 from Aquatek, Inc., a wholly owned subsidiary which specializes in automated process control systems for wastewater treatment applications. As mentioned previously this subsidiary was sold to its management in July 2000. The revenues for the fiscal year ending June 30, 2000 have been primarily from the sale of recycling equipment to Dairy Farmers of America of $198,000 and Chemical sales of $253,031.

        The Cost of Goods Sold represents thirty percent (30 %) of sales for fiscal year ending June 30, 2000 as compared to forty two percent (42 %) as of June 30, 1999. The Costs of Goods are not consistent between years as a result of the varying sales generated in any given year; in 1999 there was only contract revenue from engineering services and in 2000 there was the sale of recycling equipment and chemical sales. Chemical sales historically have lower margins; twenty to thirty percent.

        Operating expenses consist primarily of general and administrative expenses. For the fiscal year ended June 30, 2000 operating expenses totaled $1,127,850 as compared to $945,242 for the fiscal year ended June 30, 1999. This increase in operating expenses between years of $182,608 can be primarily attributed to the write-off of the Accounts Receivable from Aquatek of $95,000 and the increased costs of raising funds from investors of approximately $100,000. There were also increases of expenses relating to the marketing of the recycling equipment of approximately $70,000. These increases from partially offset by decrease in Wages of approximately $100,000. This decrease was caused by a voluntary reduction in Wages of management of approximately ten percent (10 %).

        Interest expense and other finance charges decreased from $17,438 for the fiscal year ended June 30, 1999 to $7,454 for the fiscal year ended June 30, 2000. The decrease between years can be attributed to the payment of the Notes from the dissolution of Wil-Flow, Inc. during 2000. During the fiscal year ended June 30, 2000 the Company wrote-off the purchase price of Brody which amounted to $238,028.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000 the Company had cash and cash equivalents of $5,571 as compared to cash and cash equivalents of $109,958 as of June 30, 1999. At June 30, 2000, the Company had a working capital deficiency (total current liabilities in excess of total current assets) of $488,325 as compared to a working capital deficit (total current liabilities in excess of total current assets) of $72,865 as of June 30, 1999. The decrease in working capital in 2000 is due to the purchase of recycling equipment from Pall Filter and the solicitation of funds from investors in the form of Convertible Debentures.

The principal use of cash for the fiscal year ended June 30, 2000 and 1999 was to fund the net loss from operations. The Company through a 506 D Offering has solicited investment funds of $315,858 from the issuance of Convertible Debentures. In addition, during this period the Company obtained $906,131 from the issuance of common stock. The Company raised a total of $669,984 in the fiscal year ended June 30, 1999 from the issuance of common stock and $129,500 from shareholder loans to fund the loss from operations.

The management of the Company has committed to covering the operating expenses of the Company until adequate sales are generated. It is anticipated that the Company will become profitable and begin to generate sufficient cash flow to meet its monthly operating expenses by December 2001. In October 1999, the Company through a Private Placement Memorandum in accordance with SEC Regulation 504 D, began to raise one million dollars in equity capital. In June 2000 the Company began soliciting $10.0 million in accordance with SEC Regulation 506 D in the form of a convertible debentures. There is no assurance that this effort will be successful or that enough capital will be brought into the business. The Company's monthly operating expenses currently average approximately $75,000 per month.

ITEM 7. FINANCIAL STATEMENTS

        The Company's audited financial statements for the fiscal year ending June 30, 2000 and 1999 follow on pages F-1 through F-12.



                               CONTENTS



Independent Auditors' Report ........................................... F-1

Balance Sheets ......................................................... F-2

Statement of Operations ................................................ F-3

Statements of Stockholders' Equity (Deficit) ........................... F-4

Statements of Cash Flow ................................................ F-5

Notes to the Financial Statements ...................................... F-6-12

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Recycling Centers of America, Inc.

We have audited the accompanying balance sheets of Recycling Centers of America, Inc. and Subsidiaries as of June 30, 2000 and 1999 and the related statements of operations, stockholder's equity (deficit) and cash flows for the years then ended These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Recycling Centers of America, Inc. and Subsidiaries as of June 30, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note L to the financial statements, the Company has no equity and has no significant operating results to date that together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note L. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Stuart Rubin, CPA
February 15, 2001

                       RECYCLING CENTERS OF AMERICA, INC.
                                Balance Sheets

                                                                         June 30,
                                                                    2000         1999
ASSETS

Cash and cash equivalents                                           5,571      109,958
Accounts receivable, net                                          146,405      159,229
Inventory                                                          47,734            -
                                                                ---------    ---------
     Total Current Assets                                         199,710      269,187

Equipment, net                                                    139,160       29,390

Other Assets                                                        9,893        9,673

     TOTAL ASSETS                                                 348,763      308,250
                                                                ---------    ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                  125,826      162,449
Contract payable                                                   62,266      168,221
Note payable                                                      120,316       10,034
Taxes payable                                                      63,769        1,348
Convertible debentures                                            315,858            -
                                                                ---------    ---------
     Total current liabilities                                    688,035      342,052

Long-term notes payable                                           124,626            -
Loans from officers and shareholders                              102,160      205,000
                                                                ---------    ---------
     TOTAL LIABILITES                                             914,821      547,052

Common stock; 75,000,000 authorized of $.01 par value,
8,665,920 and 5,066,677 shares issued and outstanding
as of June 30, 2000 and 1999 respectively                       3,151,309    2,230,178
Less: common stock in treasury of 1,500,000 shares                (15,000)           -
Preferred stock                                                       380          380
Retained earnings                                              (2,469,360)  (1,672,444)
Net income                                                     (1,233,387)    (796,916)
                                                                ---------    ---------
     Total stockholders' equity                                  (566,058)    (238,802)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         348,763      308,250
                                                                ---------    ---------

The accompanying notes are an integral part of these financial statements

                    RECYCLING CENTERS OF AMERICA, INC.
                         Statements of Operations


                                            For the Years Ended June 30,
                                                2000           1999
REVENUES

Contract income                               213,905         685,360
Chemical sales                                253,031               -
                                            ---------       ---------
                                              466,936         685,360

Cost of sales                                 326,991         396,832
                                            ---------       ---------
     Gross Profit                             139,945         288,528

OPERATING EXPENSES

Wages and payroll taxes                       569,695         675,864
Office expenses                                80,756          95,123
Bad debt expense                               96,064           4,000
Professional fees                             228,958          90,801
Stock transfer fees                             8,128          12,785
Travel expenses                                27,240          11,909
Marketing expenses                             24,737          11,218
Depreciation expense                           15,250           3,160
Insurance                                      25,443          18,997
Auto expense                                   25,914          13,599
Engineering expenses                           24,875              52
Dues and subscriptions                            790           7,734
                                            ---------       ---------
     Total operating expenses               1,127,850         945,242

OTHER EXPENSE

Interest expense                                7,454          17,438
Dissolution of Wil-Flow, Note I                     -         122,764
Brody Investment                              238,028               -
                                            ---------       ---------
     Total other expense                      245,482         140,202

NET LOSS                                   (1,233,387)       (796,916)
                                            ---------       ---------
LOSS PER SHARE                                  (0.14)          (0.19)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                          8,665,920       4,263,399


The accompanying notes are an integral part of these financial statements

                          RECYCLING CENTERS OF AMERICA, INC.
                    Statements of Stockholders' Equity (Deficit)



                                                                            Total
                                             Common Stock              Preferred Stock           Accumulated   Stockholders
                                            Shares   Amount            Shares   Amount             Deficit        Deficit

Balance   June 30, 1998                  3,460,120   1,560,194       52,902        380           (2,030,111)     (469,537)

Issuance of Common Stock                 1,606,557     669,984            -          -                    -       669,984

Foregiveness of Wil-flow Note Payable                                                               357,667       357,667

Net loss for the year ended
 June 30, 1999                                   -           -            -          -             (796,916)     (796,916)
                                         ---------   ---------      -------     ------           ----------    ----------

Balance   June 30, 1999                  5,066,677   2,230,178       52,902        380           (2,469,360)     (238,802)

Issuance of Common Stock                 5,099,243     921,131                                            -       921,131

Common Stock Placed in Treasury         (1,500,000)    (15,000)                                     (15,000)

Net loss for the year ended
June 30, 2000                                    -           -            -          -           (1,233,387)   (1,233,387)
                                         ---------   ---------      -------     ------           ----------    ----------
Balance   June 30, 2000                  8,665,920   3,136,309       52,902        380           (3,702,747)     (566,058)
                                         ---------   ---------      -------     ------           ----------    ----------

The accompanying notes are an integral part of these financial statements

                    RECYCLING CENTERS OF AMERICA, INC.
                        Statements of Cash Flow

                                                For the Years Ended June 30,
                                                     2000         1999
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)                                (1,233,387)     (796,916)
Adjustments to reconcile net
income (loss) to net cash:
Depreciation                                         15,250         3,160
Loss on disposition of equipment                    (22,576)      (55,242)
Changes in assets and liabilities:
(Increase) decrease in accounts receivables          12,824       (98,723)
(Increase) decrease in inventory                    (47,734)       29,000
(Increase) decrease in other assets                    (220)        8,382
Increase (decrease) in accounts payable and
other current liabilities                            30,125        55,441
                                                 ----------      --------
Net Cash Provided (Used) by
Operating Activities                             (1,245,718)     (854,898)
                                                 ----------      --------
CASH FLOWS FROM INVESTING
ACTIVITIES

Purchase of test equipment                         (102,444)            -
Wil-Flow Settlement                                       -        85,261
                                                 ----------      --------
Net Cash Provided (Used) by
Investing Activities                               (102,444)       85,261
                                                 ----------      --------
CASH FLOWS FROM FINANCING ACTIVITIES

Pall financing of equipment sales                   124,626             -
Proceeds from convertible debentures                315,858             -
Proceeds from shareholder loans                    (102,840)      129,500
Common stock issued for cash                        906,131       669,984
                                                 ----------      --------
Net Cash Provided (Used) by
Financing Activities                              1,243,775       799,484

NET INCREASE (DECREASE) IN CASH                    (104,387)       29,847

CASH AT THE BEGINNING OF PERIOD                     109,958        80,111
                                                 ----------      --------
CASH AT END OF PERIOD                                 5,571       109,958
                                                 ----------      --------

The accompanying notes are an integral part of these financial statements

                    Recycling Centers of America, Inc.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         June 30, 2000 and 1999


NOTE A - COMPANY BACKGROUND

Recycling Centers of America, Inc. (RCAI), is a Colorado corporation, originally formed in 1976. RCAI as of June 30, 1998 was comprised of three companies Aquadynamic Technologies, Inc. (ATI), and its subsidiaries Aquatek, Inc. and Wil-Flow, Inc. Wil-flow, Inc., on March 8, 1999, became non operational and the patents on the technology were returned to its former owner and president as a result of the resolution of a lawsuit between the parties. On June 1, 1999 ATI acquired Sierra Technologies.

ATI markets its products and services through its two distinct wholly owned subsidiaries. Aquatek, Inc. was organized and incorporated in 1995 to engage in providing comprehensive contract engineering services for automated process control systems. It's primary emphasis has been focused toward offering its broad engineering expertise to the domestic and foreign wastewater treatment industries. In July 2000, Aquatek, Inc. was sold back to its management. Wil-Flow, Inc. became a subsidiary of ATI in January of 1996 and was a technology company specializing in the design and fabrication of sludge dewatering equipment for the municipal and industrial markets.

Sierra's main business is the purchasing, treatment and brokerage of chemical and petroleum products throughout North America.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

   1.   PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Aquadynamic Technologies, Inc.,its wholly owed subsidiaries Aquatek, Inc. and Wil-Flow, Inc. and Sierra Technologies The financial statements of Aquatek, Inc. as of June 30, 2000 were not included as the Company was sold back to its management in July 2000. All material intercompany balances and transactions including investments in subsidiaries have been eliminated.

The revenues in fiscal year 1999 were generated from the consulting services of Aquatek. These revenues were recorded when the consulting services were provided. The revenues in fiscal year 2000 were generated from the sale of waste water recycling equipment and chemical sales by Aquadynamic
Technologies, Inc

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

4.      INCOME TAXES

 The Company and its wholly owned subsidiaries are organized as C-corporations. The Company does not file consolidated tax returns and the subsidiary Companies have not filed tax returns since 1998. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements of tax returns. In estimating future tax consequences SFAS 109 generally considers all expected future events other than enactments of changes in tax law or rates.

        There has been no provision for income taxes as current and previous operations of the Company have resulted in taxable losses. There is no determinable benefit of these net operating losses which can be carried forward for 15 years because of the significant losses incurred by the Companies.

5.      FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amount of cash, accounts and notes receivable, lines of credit, and other liabilities due in less than one year approximated fair value as of June 30, 2000 and 1999 due to the relatively short maturity of these instruments.

        The carrying value of long-term liabilities approximated fair value as of June 30, 2000 and 1999 based on the current rates offered to the Company for similar debt of the same remaining maturities.

6.      SEGMENT REPORTING

The Company's wholly owned domestic subsidiary, Aquatek, Inc., which provides consulting services to Cass Industries, has generated all the revenue for fiscal year 1999. These consulting services generated a profit of $43,096 in 1999. The revenues in fiscal 2000 were generated from chemical sales and sales of recycling equipment to the dairy industry. All sales were within the United States.

7.      RECENT ACCOUNTING PRONOUNCEMENTS

The Recent Accounting Pronouncements including SFAS 133 do not have any applicability to the Company's current and future operations.


NOTE C - ACCOUNTS RECEIVABLE

All accounts Receivable are trade related. These receivables are current and collection is fully expected. No reserve for uncollectable accounts is deemed necessary.


NOTE D - PLANT PROPERTY AND EQUIPMENT

Plant, Property and Equipment consisted of the following at June 30, 2000 and 1999:
                                         2000                 1999
                                        -------             -------
Computers and Office Equipment        $  43,053           $  62,191
Test Equipment                          117,096                   0
        Transportation Equipment              0              13,191
                                        -------             -------
                                        160,149              75,382

        Less accumulated depreciation   (20,989)            (42,832)
                                        -------             -------
        Balance                       $ 139,160           $  29,390
                                        =======             =======

Depreciation expense was $15,250 and $3,160 for the years ended June 30, 2000 and 1999, respectively.

NOTE E - NOTES PAYABLE

Notes payable consisted of the following at June 30, 2000 and 1999:

                                                  2000            1999
Loan Payable to Shareholders payable in         -------         -------
five installments of $10,000 bearing
interest rate of 10 % payable in restricted
stock of the Company                          $  58,003        $      0

Note Payable to Pall Filter payable in
installments beginning March 2001
bearing interest at 8 % per annum               186,939               0

Note payable to First Union Bank for the
purchase of a vehicle.                                0          10,034
                                                -------         -------
                                  Total       $ 244,942        $ 10,034
                                                =======         =======

                 Less long-term portion        (124,626)             (0)

                        Current Portion       $ 120,316        $ 10,034


NOTE F - RELATED PARTY TRANSACTIONS

Certain of the Company's principals and family members of these principals have loaned money to the Company at various times. The consolidated long-term loans as of June 30, 2000 and 1999 from related parties are $102,160 and $205,000 respectively. It is the intent of the Company to convert these notes into common shares of stock and therefore these loans do not bear any interest.

Fred Davies, a major shareholder of the Company, is also a major debtor to the Company . As of June 30, 1999 he is owed $161,221 for unpaid portion of his management contract.

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

NOTE G - COMMITMENTS AND CONTINGENCIES

The Company conducts its operations utilizing leased facilities and equipment under noncancellable operating lease agreements expiring at various dates through the year 2003. Future minimum lease commitments, excluding property taxes and insurance, are approximately as follows:

            Year ending June 30,

                   2001                    $ 24,096
                   2002                      18,868


Rent expense for all leased facilities and equipment was approximately $41,748 and $24,032 for the years ended June 30, 2000 and 1999, respectively.

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

The majority of the Sales in 2000 and 1999 are to one customer. At June 30, 2000 and 1999, the largest customer comprised approximately $198,983 and $40,567 of the Company's accounts receivable. Management believes that customer acceptance, billing, and collection policies are adequate to minimize potential risk on trade receivables.


NOTE I - RESOLUTION OF THE LAWSUIT WITH WIL-FLOW, INC.

In November 1995, the Company purchased all of the outstanding common stock of Wil-Flow, Inc. for a total consideration of $575,000. The purchase price exceeded the book value and fair market value of the assets. As a result of the settlement of the lawsuit with the former President of Wil-Flow, Inc. the excess consideration paid for Wil-Flow, Inc was written-off the books. This amount was offset by the debt not paid by the Company to the former President of Wil-Flow, Inc. The total loss from the dissolution of Wil-Flow, Inc. is $118,380. This loss does not include the operational losses which were incurred during the period of ownership.


NOTE J - JOINT VENTURE WITH ENERGY & MATERIAL RECOVERY, INC.

In September 1997 the Company entered into a joint venture agreement with Energy & Material Recovery, Inc. (EMRI). The Company contributed 1,500,000 shares of common stock and EMRI contributed two operating companies, Industrial Oil, Inc. and Fuel Processors, Inc. The purpose of the joint venture was to develop proprietary processes to convert a wide range of industrial waste streams into raw materials for new products and uses. In October 1999 the Company dissolved its joint venture and the 1,500,000 common shares were returned to the Company and placed in treasury. The financial statements reflect the expenses incurred for this joint venture.

NOTE K - ACQUISITION OF SIERRA TECHNOLOGIES

On June 1, 1999 the Company purchased Sierra Technologies, Inc whose business includes purchasing, treatment and brokerage of chemical and petroleum products throughout North America. The business customer acquired included Newalta Corp., Great Western Chemical, Hci Holchem, Molex Company, MIH International Pacific Epoxy Polymer, Destara Chemical, and Tosco. The net purchase price was $22,299 which represents the difference between the amount owed to Sierra Technologies vendors and the Accounts Receivable due from its customers. In September 2000 the President of Sierra Technologies resigned as Chief Executive Officer of Recycling Centers of America, Inc. to pursue other interests. He took with him his relationship based brokered chemical business.


NOTE L - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses which have result in an accumulated deficit of $ 3,702,747 at June 30, 2000 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relation to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional revenues through its technologies and to rely upon additional equity financing if required to sustain operations. The management of the Company has committed to covering the operating expenses of the Company until adequate sales are generated.


NOTE M - CONVERTILBE DEBENTURES

        The Company through a 506 D Securities Offering has solicited investment funds. The Convertible Debentures bear interest at ten percent (10%) per annum and are convertible into restricted common shares of the Company at $.65 cents per share. The Company has the right to change the conversion price of the debentures.


NOTE N --  ACQUISITION OF BRODY SPECIAL PROJECTS

In December 1999, the Company completed a merger with Brody Special Projects Company at a cost of $300,000. The Company acquired the international marketing agreements with New Logic and Pall Filtron for the marketing and sale of their respective technologies.

The Company has expensed $234,000 relating to this purchase; the portion not related to the purchase of test equipment.


NOTE O - SUBSEQUENT EVENTS

In October 1999, the Company through a Private Placement Memorandum in accordance with SEC Regulation 504 D, began to raise equity capital. The Company is offering common shares at forty five cents ($.45)per share.

In July 2000, Aquatek, Inc. which provided engineering services to wastewater treatment and potable water treatment facilities was sold back to its management for a cash purchase price of $57,500. As Aquatek, Inc. was not longer associated with the Company at the date of the audit report its results were not consolidated.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

        Nothing to Report.



                                PART III

ITEM 9. MANAGEMENT OF THE COMPANY COMPLIANCE WITH SECTION 16(a)


        The names, ages and positions of the directors and executive officers of the Company as of June 30, 2000, are as follows:

NAME                     AGE     POSITION                         SINCE
---------------------------------------------------------------------------
O. Bruce Selk            44      Chief Executive Officer
                                 and Director                     June 1999

Michael C. Davies        31      Chief Financial Officer,         Dec. 1997
                                 Vice President and a Director

Gordon W. Davies         32      President and a Director         Dec. 1997

        The Directors serve until the next annual meeting of shareholders, or until their successors are elected.


MR. MICHAEL C. DAVIES

        From 1988 to 1991 Mr. Davies was the Owner/Manager of Fuel Oil Polishing Company located in Vancouver, British Columbia, Canada. Mr. Davies' company was in the sales, marketing and project management of fuel oils polishing within the Province of British Columbia.

        From 1991 to 1993 he was an Accounts Executive with Innovative Environmental Services, Ltd. in Vancouver, a company in the business of sales and marketing of wastewater treatment equipment.

        From 1993 to 1994 he was the Marketing Manager for Transenviro, Inc., located in Irvine, California. Transenviro is an international supplier of wastewater treatment equipment and process design engineering.

        From 1994 to 1996 Mr. Davies was the Marketing Manager for Babcock King-Wilkinson, LP, Irvine, California, a wastewater treatment business.

        From 1996 to the present Mr. Davies has held the positions of Vice President and a Director for Aquadynamic Technologies, Inc. and Aquatek, Inc., which is a wholly-owned subsidiary of Aquadynamic Technologies. Aquadynamic Technologies, Inc. was acquired by Registrant and became Registrant's wholly-owned subsidiary in November of 1997.

        From 1996 to 1998 Mr. Davies held the position of Vice President, Sales/Director for Wil-Flow, Inc., the sole supplier of its patented RGD (Rapid Gravity Dewatering) wastewater sludge dewatering system.

        From 1997 to the present, Mr. Davies has been the Vice President, Chief Financial Officer and a Director. Mr. Davies is the brother of Gordon Davies.


MR. GORDON W. DAVIES

        From 1991 to 1994 Mr. Davies was an Accounts Executive for Innovative Environmental Services, Ltd., located in Vancouver, British Columbia, which is a company in the business of wastewater treatment equipment.

        From 1993 to 1993 he held a Sales Manager position at Transenviro, Inc. in Irvine, California. From 1994 to 1996, Mr. Davies was the Sales/Marketing & Proposals Manager for Babcock King-Wilkinson, LP in Irvine, California, and in 1996 he was the acting CEO for this company. Babcock King-Wilkinson, LP is in the business of process design/engineering and equipment supply operations on a worldwide basis.

        From 1996 to the present Mr. Davies has been the President and a Director of Aquadynamic Technologies, Inc. He is also a Director of Aquatek, Inc., the wholly-owned subsidiary of Aquadynamic Technologies, Inc. Aquatek, Inc. is an engineering design house and supplier of computer-automated process and motor control systems for water and wastewater treatment systems.

        From 1996 to 1998 Mr. Davies was the General Manager of Wil-Flow, Inc.

        From 1997 to the present, Mr. Davies has held the position of Vice President and a Director for us. Gordon Davies is the brother of Michael Davies.


MR. O. BRUCE SELK

        Bruce Selk, the Company's Chief Executive Officer and a Director, Joined the Company in June 1999, and transferred his wholesale chemicals business accounts from Sierra Technologies, to the Company. Mr. Selk owned and operated Sierra Technologies from July 1997 to May 1999. From November 1996 through June 1999, he was the President of International Products Group, Inc., a Company which manufactured and marketed innovative concrete block. From November of 1994 through July 1995, Mr. Selk served as an opportunity specialist with Kingsfield Capital corporation, a Company which marketed technologies to the chemical industry. From January 1993 to October, 1994, Mr. Selk was a team leader with Tri Waste Technisol, Inc. a full service environmental firm.

        Mr. Selk has a Certificate as Masters Electrician from Lethbridge Community College and later attended the Southern Alberta Institute of Technology.

ITEM 10.     EXECUTIVE COMPENSATION

        (a) The following table sets forth the annual compensation paid and accrued by the Company during its last three fiscal years to its Chief Executive Officer. No other executive officer received annual salary and bonus in excess of $100,000.

                                            SUMMARY COMPENSATION
                                            --------------------
                        ANNUAL COMPENSATION             AWARDS          PAYOUTS
                        -------------------------------------------------------

Name                                  Annual           Restricted     Securities            All Other
and       Year                        Compensation     Stock          Underlying   LTIP      Compen-     Other
Principal ending   Salary    Bonus                     Award(s)       Options/     Payouts   sation      Securities
Position  6/30      ($)       ($)      ($)                            SARs (#)      ($)      ($)         ($)
-------------------------------------------------------------------------------------------------------------------
O. Bruce
Selk,
CEO       2000    $72,916               0               0             0               0       0            0

Gordon
Davies,   2000    $81,000               0               0             200,000         0       0            0
Pres.     1999    $60,000   $60,000     0               0             750,000         0       0            0
          1998    $60,000               0               0             0               0       0            0

Michael
Davies,   2000    $81,000               0               0             200,000         0       0            0
CFO       1999    $60,000   $60,000     0               0             750,000         0       0            0
          1998    $60,000               0               0             0               0       0            0




        The Company has no stock option program, long term incentive plans, and no Awards were made in its last fiscal year. The only options, warrants or rights outstanding and in the hands of the Company's officers or directors are options granted to them pursuant to the terms of their Employment Contracts..


        The Company has no Long-Term Incentive Plans and no Awards were made in its Last Fiscal Year.

        (b) The Company has entered into the following 4 Employment Contracts with Senior Management.


        MICHAEL DAVIES

        The Company entered into a 5 year Employment Agreement with Michael Davies in June of 1999, which provides for a salary of $96,000 per year, and a car allowance of $550 per month.

        In addition, the contract grants Mr. Michael Davies options to purchase 750,000 shares of the Company's Common Stock, which vest, become exercisable, and have an option exercise price as follows:

             No. Of Options    Date of Vesting   Option Exercise Price
             ---------------------------------------------------------
                200,000         June 1, 1999            $0.30
                275,000         June 1, 2002            $0.40
                275,000         June 1, 2002            $0.40

        At June 30, 2000, 200,000 of these options remained vested and outstanding, and 200,000 options had been exercised. The options expire, if not exercised, by one year beginning from the vesting date.

        GORDON DAVIES

        The Company entered into a 5 year Employment Agreement with Gordon Davies in June of 1999, which provides for a salary of $96,000 per year, and a car allowance of $550 per month.

        In addition, the contract grants Mr. Gordon Davies options to purchase 750,000 shares of the Company's Common Stock, which vest, become exercisable, and have an option exercise price as follows:

             No. Of Options    Date of Vesting   Option Exercise Price
             ---------------------------------------------------------
                200,000         June 1, 1999            $0.30
                275,000         June 1, 2002            $0.40
                275,000         June 1, 2002            $0.40

        At June 30, 2000, 200,000 of these options remained vested and outstanding, and 200,000 options had been exercised. The options expire, if not exercised, by one year beginning from the vesting date.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth the holdings of common stock by each person who, as of June 30 , 2000, held of record, or was known by the Company to own beneficially, more than 5% of the outstanding common stock of the company, by all directors individually, and by all officers and directors as a group.


                                                            Amount and
                                                            Nature of
                      Title of        Name & Address of     Beneficial    Percent of
                      Class           Beneficial Owner      Ownership    Common Stocks
---------------------------------------------------------------------------------------
                      Common Stock    Michael C. Davies1      925,867         10.0
                      Common Stock    Gordon W. Davies2       930,400         10.0
                      Common Stock    Canvasback Company,     450,000          5.0
                                      Ltd.(3)
                      Common Stock    Kurt Baum               599,835          6.0
---------------------------------------------------------------------------------------

All Officers and
Directors as a Group                                        2,906,102         31.0%


Total outstanding as of January 18, 2001 - 9,329,565


FOOTNOTE WARRANTS AND OPTIONS

1 Includes 200,000 Exercised Options and 550,000 Unvested Options held by Michael C. Davies, pursuant to his Employment Contract.

2 Includes 200,000 Exercised Options and 550,000 Unvested Options held by Gordon W. Davies, pursuant his Employment Contract.

3 Canvasback Company, Ltd. is an Anguilla corporation whose Chief Executive Officer is Bernadine Romney, a resident of Anguilla.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

1.      JOINT VENTURE WITH OIL RE-REFINING COMPANY

        We and Oil Re-Refining Company established a joint venture partnership called Energy and Material Recovery, Inc. in November of 1997. We issued and contributed 1,500,000 shares of its Common Stock at an agreed valuation of $2.00 per share, to the Energy and Material Recovery Joint Venture Oil Re-Refining, contributed operating equipment, buildings, trucks, land and other assets having an agreed value of $3,000,000 to the Joint Venture.

        This partnership was dissolved due to disagreements among management as to the best course for future operations of the Joint Venture, in October of 1999. The 1,500,000 shares of the Company's Common Stock contributed to the Joint Venture were returned to us and have been designated treasury shares.

2.      ACQUISITION OF BUSINESS CUSTOMERS OF BRUCE SELK, DBA SIERRA
        TECHNOLOGIES

        Sierra Technologies was established by Bruce Selk in June 1997 and was in the business of buying and selling industrial chemicals. In June of 1999, We offered Mr. Selk a position of CEO. As part of these negotiations, Mr. Selk transferred all of his business done under the name, Sierra Technologies, into us. Under the informal agreement with Mr. Selk, the Registrant assumed all of the liabilities ($82,805) of Sierra Technologies, and was assigned all of its business assets, $64,588, including its accounts receivable, and its base of customer accounts for brokered chemicals.

3.      ACQUISITION OF BRODY SPECIAL PROJECTS, INC.

        In June 30 of 1999, the Company acquired from Steve Madsen and John Ewing certain of the assets formerly belonging to Brody Special Projects Company, a Utah corporation, which were utilized by Brody in the business of marketing, selling and leasing VSEP( and Pall Sep(tm) Systems. Also transferred and assigned to the Registrant were the rights to sell and lease VSEP( and Pall Sep(tm) Units under OEM Agreements originally held by Brody with New Logic International and Pall Filtron, Inc., respectively. Under the purchase agreement with Messrs. Madsen and Ewing, the Company paid $300,000 in staged cash payments to Brody on behalf of Messrs. Madsen and Ewing, and agreed to assume and pay to Brody, $300,000 out of future sales. The cash payments based on future sales are payable as follows:

                June 13, 1999   100,000          Paid
                June 30, 1999    50,000          Paid at the Closing

The balance of the cash payment is payable in three instalments of $50,000
each, payable on March 30, 2000, June 30, 2000 and September 30, 2000.   All
of these payments have been made.

        The $300,000 to be paid out of future sales is to be paid (i) at the rate of 25% of net sales proceeds, or (ii) the sum of $6,250, whichever is greater, on each Pall Sep(tm) and VSEP(tm) Unit sold to certain specified customers. The Registrant also assumed approximately $212,000 in liabilities of Brody that had been assumed by Messrs. Madsen and Ewing.

        New Logic subsequently declined to approve a transfer of the New Logic OEM Agreement to the Company, because they were in the process of changing their marketing strategy for the use of OEMs to the use of marketing representatives, and did not wish to permit transfer of an OEM Agreement.

        As a part of the consideration for this acquisition, the Company agreed to pay Steve Madsen, an owner of Brody, the sum of $36,000 over a six month period, in six equal payments of $6,133, beginning January 15, 2000, and issued 50,000 stock options to Steve Madsen and 50,000 stock options to John Ewing (also an owner of Brody), to acquire shares of the Company's Common Stock at $0.40 per share. The options are vested, and have a five year term, and expire on November 15, 2004. In addition, Messrs. Madsen and Ewing were each issued 200,000 additional options, at an exercise price of $0.40 per share, in 50,000 increments to each individual, for each $4,000,000 in gross sales which are generated by the Company's Membrane Filtration business.
These options also expire, if not vested and exercised by November 15, 2004.

4.      ISSUANCE OF COMMON STOCK AND/OR OPTIONS TO OFFICERS, DIRECTORS AND
OTHERS

        In September of 1999, the Company privately issued 50,000 common shares, valued at $0.50 per share to Michael Davies, in satisfaction of $25,000 in corporate debt owed to Mr. Davies.

        In September of 1999, the Company privately issued 50,000 common shares to Gordon Davies, in satisfaction of $25,000 in corporate debt owed to Mr. Davies.

        In August of 1999, the company privately issued 358,720 shares to Fred Davies (the father of Michael Davies and Gordon Davies), in satisfaction of $179,360 in consulting fees the Company owned to Mr. Frederick S. Davies for consulting services fully performed.(1)

        In October of 1999, the Company privately issued 325,000 shares to Canvasback Company, Ltd., in satisfaction of $65,000 in corporate debt owed to Canvasback Company, Ltd. The debt was created as a result of Canvasback's loan of $50,000 to the Company on September 14, 1999 of $50,000, at an interest rate of 10% per annum, creating a balance due in October of 1999 of $15,000.

        In June of 1999, the Company privately issued 100,000 shares of Common Stock to Fred Davies, in satisfaction of $50,000 in consulting fees owed to Mr. Davies.(1)

        In June of 1999, the Company declared a cash bonus of $60,000 to Gordon Davies. Gordon Davies elected to apply the bonus to the exercise price for 200,000 options he held to acquire the Company's Common Stock, at an option exercise price of $0.30 per share. The transaction was handled as offsetting book entries on the Company's books and records, and 200,000 shares were issued to Gordon Davies in exercise of his options.

        In June of 1999, the Company declared a cash bonus of $60,000 to Michael Davies. Michael Davies elected to apply the bonus to the exercise price for 200,000 options he held to acquire the Company's Common Stock, at an option exercise price of $0.30 per share. The transaction was handled as offsetting book entries on the Company's books and records, and 200,000 shares were issued to Michael Davies in exercise of his options.

        In June of 1999, the Company privately issued 100,000 shares of its Common Stock to Fred Davies in satisfaction of $50,000 in compensation owed to Mr. Davies.(1)

        In June of 1998, the Company privately issued 56,800 shares of its Common Stock to Gordon Davies in satisfaction of $16,050 in personal loans owed to Mr. Davies.

        The only outstanding options issued to officers and directors are those provided for as a part of their Employment Contracts (see "Compensation of Executive Officers").

(1) With respect to the consulting services rendered by Fred Davies, Mr. Davies' consulting services for us began in February of 1996, and continued through June of 2000, at an agreed rate of $5,000 per month. Mr. Davies' services included his successful efforts to arrange for loans for us, allowing us to continue our business. Mr. Davies was responsible for the incorporation of Aquatek, Inc. and for our participation as a 50% partner in Energy & Material Recovery, Inc. Mr. Davies was directly responsible for our discovery of the VSEP( & PallSep(tm) filtration technologies leading to the company's current direction. Mr. Davies also assisted us with the management of receivables and payables.

        The Company has issued the following options to acquire the Company's Common Stock, at an option exercise price of $0.40 per share, to the following non-officer employees:


                                                      OPTION
NAME                    TITLE    NO. OF OPTIONS   EXPIRATION DATE
--------------------------------------------------------------------
David Gramazio                      200,000          08/01/02
Stuart Newton                       133,333          08/01/02
Randy Ricker                        107,500          12/29/01
Del Stevens                         100,000          12/29/01
Scott Carpenter                     250,000          12/29/02
Mary Jane Von Bokel                  50,000          01/01/02
Robert Leiphart                      42,500          01/01/02
Vern Hinderer                        50,000          01/01/02
Stuart Rubin                        100,000          01/01/02
Dave Butler                         100,000          01/01/02


5.      OUTSTANDING LOANS OWED TO OFFICERS, DIRECTORS AND CERTAIN SHAREHOLDERS

        Canvasback Company, Ltd. loaned the Company an aggregate of $265,000 between January 27, 2000 and September 28, 2000, none of which has been repaid. This loan is evidenced by a promissory note, providing for interest at 10% per annum, is secured by a Security Agreement and UCC-1 filing which pledges all of the Company's assets to secure repayment of the loan, and is payable interest monthly, with all accrued interest and principal all due and payable on or before July 12, 2002.


6.      THREE YEAR EMPLOYMENT CONTRACTS WITH CERTAIN MANAGERS

        STEVE MADSEN

        The Company entered into a 3 year Employment Contract with Steve Madsen in June 30, of 1999, which provides for a salary of $120,000 per year, plus a vehicle allowance of $550 per month.

        In addition, the contract grants 450,000 options to purchase shares of the Company's Common Stock at an exercise price of $0.40 per share. The options vest in each year in lots of 150,000 options per year, starting January 1, 2001, and expire if they are not exercised within two years after the vesting date.

        JOHN EWING

        The Company entered into a 3 year Employment Contract with John Ewing in November, of 1999, which provides for a salary of $120,000 per year, plus a vehicle allowance of $550 per month.

        In addition, the contract grants 450,000 options to purchase shares of the Company's Common Stock at an exercise price of $0.40 per share. The options vest in each year in lots of 150,000 options per year, starting January 1, 2001, and expire if they are not exercised within two years after the vesting date.

ITEM 13.  INDEX TO EXHIBITS

           F1-F12  Audited Financial Statements as of June 30, 2000 and 1999.
   3       (i)     *Articles of Incorporation of Recycling Centers of America,
                    Inc.
   3       (ii)    *Bylaws of Recycling Centers of America, Inc.

   10.     Material Contracts
           (b)     *Employment Contract with Michael Davies
           (c)     *Employment Contract with Gordon Davies
           (d)     *OEM (License) Contract with Pall Filtron, Inc.
           (e) *Transfer Agreement covering assets of Brody Special Projects Company

   11.     *Statement Re: Computation of Per Share Earnings

   12.     *Subsidiaries of Registrant
           (a)     Aquadynamic Technologies, Inc., a Minnesota corporation



   *Incorporated by reference to Registrant's Form 10-SB/A-2 filed on April
    14, 2000.


SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RECYCLING CENTERS OF AMERICA, INC.



                                    /s/ Michael C. Davies
                                        -----------------------
                                        Michael C. Davies
                                        Chief Financial Officer

                                  Date: July 24, 2001


                                    /s/ Gordon Davies
                                        ------------------------
                                        Gordon Davies
                                        President and a Director

                                  Date: July 24, 2001