Form 10QSB
period 2000-09-30
RECYCLING CENTERS OF AMERICA INC
filed 2001-07-31
CIK 1100091

===============================================================================

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-QSB

                             QUARTERLY REPORT UNDER
                              Section 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

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

               Securiites outstanding as of September 30, 2000
                   8,654,809 Common shares $.01 Par Value

===============================================================================

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION                                          PAGE

ITEM 1.  FINANCIAL STATEMENTS                                     F-2 - F-10
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                              6

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                 7
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                         7
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   7
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               7
ITEM 5.  OTHER INFORMATION                                                 7
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  7
SIGNATURES                                                                 8


PART I --- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                CONTENTS



Balance Sheets ......................................................... F-2

Statement of Operations ................................................ F-3

Statements of Cash Flow ................................................ F-4

Notes to the Financial Statements ............................... F-5 - F-10

                     RECYCLING CENTERS OF AMERICA, INC.
                              Balance Sheets
                               (Unaudited)

                                                                    September 30,
                                                                2000            1999

ASSETS

Cash and cash equivalents                                        7,502         54,172
Accounts receivable, net                                       258,513         24,839
Inventory                                                      255,121              -

     Total Current Assets                                      521,136         79,011

Equipment, net                                                 141,208        112,922

Loan to Officers/Shareholders                                        -          6,595
Other Assets                                                         -          5,310
Brody Acquisition                                                5,865              -

     TOTAL ASSETS                                              668,209        203,838


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                               201,563        145,613
Contract payable                                                12,266              -
Note payable                                                    29,085        135,000
Taxes payable                                                   63,131         32,153
Note payable -- Pall Filter                                    403,889              -
Convertible debentures                                         467,968              -

     Total current liabilities                               1,177,902        312,766

Long-term notes payable                                              -              -
Loans from officers and shareholders                           247,160        208,437

     TOTAL LIABILITES                                        1,425,062        521,203

Common stock; 75,000,000 authorized of $.01 par value,
8,665,920 and 6,327,063 shares issued and outstanding
as of December 31, 2000 and 1999 respectively                3,090,286      2,338,827
Preferred stock                                                    380            380
Less: common stock in treasury of 1,500,000 shares             (15,000)             -
Retained earnings                                           (3,702,747)    (2,469,360)
Net income                                                    (129,772)      (187,212)

     Total stockholders' equity                               (756,853)      (317,365)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                668,209        203,838


                     RECYCLING CENTERS OF AMERICA, INC.
                         Statements of Operations
                               (Unaudited)

                                                       For the Three Months
                                                        Ended September 30,
                                                       2000            1999

REVENUES

Equipment Sales                                       324,150               -
Contract income                                             -         195,186
                                                      324,150         195,186

Cost of sales                                         168,431         107,040

     Gross Profit                                     155,719          88,146

OPERATING EXPENSES

Wages and payroll taxes                               168,039         147,314
Professional fees                                      80,280          72,716
Office expenses                                        25,052          27,781
Sierra acquisition                                          -               -
Marketing expenses                                        494          10,880
Auto expense                                            7,940           4,693
Insurance                                               6,553           5,013
Depreciation expense                                   10,000           1,580
Travel expenses                                         9,161           3,737
Stock transfer fees                                     1,209           1,312
Dues and subscriptions                                     30             148
Engineering expenses                                      342               -

     Total operating expenses                         309,100         275,174

OTHER (INCOME) EXPENSE

Income from sale of Aquatek                           (55,000)              -
Interest expense                                        4,991             184
Other expense                                          26,400               -

     Total other expense                              (23,609)            184

NET LOSS                                             (129,772)       (187,212)



LOSS PER SHARE                                          (0.01)          (0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       8,665,920       5,696,870

                     RECYCLING CENTERS OF AMERICA, INC.
                          Statements of Cash Flow
                               (Unaudited)

                                                      For the Three Months
                                                       Ended September 30,
                                                      2000            1999
                                                    --------        --------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net income (loss)                                   (129,772)       (187,212)
Adjustments to reconcile net
income (loss) to net cash:
Depreciation                                          10,000           1,580
Changes in assets and liabilities:
(Increase) decrease in accounts receivables         (112,108)        134,395
(Increase) decreaase in inventory                   (207,387)              -
(Increase) decrease in shareholder loans                              (6,595)
(Increase) decrease in other assets                    9,893           4,363
Increase (decrease) in accounts payable and
other current liabilities                            (66,132)        (29,286)
                                                    --------        --------
Net Cash Provided (Used) by
Operating Activities                                (495,506)        (82,755)
                                                    --------        --------
CASH FLOWS FROM INVESTING
ACTIVITIES

Purchase of fixed assets                              (2,048)        (83,532)
Other                                                (10,000)         (1,585)
Brody Acquisition                                     (5,865)              -
                                                    --------        --------
Net Cash Provided (Used) by
Investing Activities                                 (17,913)        (85,117)
                                                    --------        --------
CASH FLOWS FROM FINANCING
ACTIVITIES

Aquatek disolution                                         -               -
Pall Filter note payable                             279,263               -
Proceeds from convertible debentures                 152,110               -
Proceeds from shareholder loans                      145,000           3,437
Common stock issued for cash                         (61,023)        108,649
                                                    --------        --------
Net Cash Provided (Used) by
Financing Activities                                 515,350         112,086

NET INCREASE (DECREASE) IN CASH                        1,931         (55,786)

CASH AT THE BEGINNING OF PERIOD                        5,571         109,958
                                                    --------        --------
CASH AT END OF PERIOD                                  7,502          54,172
                                                    --------        --------

                     Recycling Centers of America, Inc.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2000 and 1999


NOTE A - COMPANY BACKGROUND

Recycling Centers of America, Inc. (RCAI), is a Colorado corporation, originally formed in 1976. RCAI as of June 30, 1998 was comprised of three companies Aquadynamic Technologies, Inc. (ATI), and its subsidiaries Aquatek, Inc. and Wil-Flow, Inc. Wil-flow, Inc., on March 8, 1999, became non operational and the patents on the technology were returned to its former owner and president as a result of the resolution of a lawsuit between the parties. On June 1, 1999 ATI acquired Sierra Technologies

ATI markets its products and services through its two distinct wholly owned subsidiaries. Aquatek, Inc. was organized and incorporated in 1995 to engage in providing comprehensive contract engineering services for automated process control systems. It's primary emphasis has been focused toward offering its broad engineering expertise to the domestic and foreign wastewater treatment industries. In July 2000, Aquatek, Inc. was sold back to its management. Wil-Flow, Inc. became a subsidiary of ATI in January of 1996 and was a technology company specializing in the design and fabrication of sludge dewatering equipment for the municipal and industrial markets.

Sierra's main business is the purchasing, treatment and brokerage of chemical and petroleum products throughout North America.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:


1.      PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Aquadynamic Technologies, Inc.,its wholly owed subsidiaries Aquatek, Inc. and Wil-Flow, Inc. and Sierra Technologies The financial statements of Aquatek, Inc. as of September 30, 2000 were not included as the Company was sold back to its management in July 2000. All material intercompany balances and transactions including investments in subsidiaries have been eliminated.


2.      REVENUE RECOGNITION

The revenues in fiscal year 1999 were generated from the consulting services of Aquatek. These revenues were recorded when the consulting services were provided. The revenues in fiscal year 2000 were generated from the sale of waste water recycling equipment and chemical sales by Aquadynamic
Technologies, Inc


3.      USING ESTIMATES

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


4.      DEPRECIATION AND AMORTIZATION

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

5.      FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amount of cash, accounts and notes receivable, lines of credit, and other liabilities due in less than one year approximated fair value as of September 30, 2000 and 1999 due to the relatively short maturity of these instruments.

        The carrying value of long-term liabilities approximated fair value as of September 30, 2000 and 1999 based on the current rates offered to the Company for similar debt of the same remaining maturities.


6.      SEGMENT REPORTING

The Company's wholly owned domestic subsidiary, Aquatek, Inc., which provides consulting services to Cass Industries, has generated all the revenue for the three months ended September 30, 1999. The revenues for the period ended September 30, 2000 were generated from sales of recycling equipment to the dairy industry. All sales were within the United States.

7.      RECENT ACCOUNTING PRONOUNCEMENTS

The Recent Accounting Pronouncements including SFAS 133 do not have any applicability to the Company's current and future operations.


NOTE C - ACCOUNTS RECEIVABLE

All accounts Receivable are trade related. These receivables are current and collection is fully expected. No reserve for uncollectable accounts is deemed necessary.


NOTE D - PLANT PROPERTY AND EQUIPMENT

Plant, Property and Equipment consisted of the following at September 30, 2000 and 1999:

                                           2000               1999
                                         --------           -------
Computers and Office Equipment          $  62,191         $  62,191
        Test Equipment                    121,818            77,532
        Transportation Equipment           13,191            13,191
                                         --------           -------
                                          187,487           152,914
        Less accumulated depreciation     (55,992)          (39,992)
                                         --------           -------
        Balance                         $ 121,495         $ 112,922
                                         ========           =======


Depreciation expense was $10,000 and $1,580 for the three months ended September 30, 2000 and 1999.

NOTE E - NOTES PAYABLE

Notes payable consisted of the following at September 30, 2000 and 1999:

                                                 2000            1999
                                               --------        --------
Loan Payable to Shareholders
interest rate of 10 % payable in restricted
stock of the Company                          $  29,085       $ 135,000

Note Payable to Pall Filter payable in
installments beginning March 2001
        bearing interest at 8 % per annum       403,889               0
                                               --------        --------
                    Total                     $ 432,974       $ 135,000
                                               ========        ========

                    Less long-term portion           (0)             (0)
                    Current Portion           $ 432,974       $ 135,000



NOTE F - RELATED PARTY TRANSACTIONS

Certain of the Company's principals and family members of these principals have loaned money to the Company at various times. The consolidated long-term loans as of September 30, 2000 and 1999 from related parties are $247,160 and $208,437 respectively. It is the intent of the Company to convert these notes into common shares of stock. These loans bear interest at ten percent (10%) per annum.

Fred Davies, a major shareholder of the Company, is also a major debtor to the Company. As of September 30, 1999 he is owed $151,011 for unpaid portion of his management contract.

NOTE G - COMMITMENTS AND CONTINGENCIES

The Company conducts its operations utilizing leased facilities and equipment under noncancellable operating lease agreements expiring at various dates through the year 2003. Future minimum lease commitments, excluding property taxes and insurance, are approximately as follows:

                  Year ending June 30,
                         2001            $24,096
                         2002            18,868

Rent expense for all leased facilities and equipment was approximately $4,932 and $3,576 for the three months ended September 30, 2000 and 1999, respectively.

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

The majority of the Sales in 2000 and 1999 are to one customer. At September 30, 2000 and 1999, the largest one customer comprised approximately $24,839 and $232,800 of the Company's accounts receivable. Management believes that customer acceptance, billing, and collection policies are adequate to minimize potential risk on trade receivables.

NOTE I - JOINT VENTURE WITH ENERGY & MATERIAL RECOVERY, INC.

In September 1997 the Company entered into a joint venture agreement with Energy & Material Recovery, Inc. (EMRI). The Company contributed 1,500,000 shares of common stock and EMRI contributed two operating companies, Industrial Oil, Inc. and Fuel Processors, Inc. The purpose of the joint venture was to develop proprietary processes to convert a wide range of industrial waste streams into raw materials for new products and uses. In October 1999 the Company dissolved its joint venture and the 1,500,000 common shares were returned to the Company. The financial statements reflect the expenses incurred for this joint venture.


NOTE J - ACQUISITION OF SIERRA TECHNOLOGIES

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


NOTE K - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses which have result in an accumulated deficit of $ 3,832,519 at September 30, 2000 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relation to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional revenues through its technologies and to rely upon additional equity financing if required to sustain operations. The management of the Company has committed to covering the operating expenses of the Company until adequate sales are generated.

NOTE L - CONVERTILBE DEBENTURES

        The Company through a 506 D Securities Offering has solicited investment funds. The
Convertible Debentures bear interest at ten percent (10%) per annum and are convertible into restricted common shares of the Company at $.40 to $.65 cents per share. The Company has the right to change the conversion price of the debentures.


NOTE M - ACQUISITION OF BRODY SPECIAL PROJECTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


                    MANAGEMENT DISCUSSION AND ANALYSIS
                    INTERIM FINANCIAL STATEMENTS AS OF
                       SEPTEMBER 30, 2000 AND 1999


THREE MONTH STATEMENT OF OPERATIONS

The Company has incurred losses of $129,772 for the three months ended September 30, 2000 as compared to a net loss of $187,212 for the three months ended September 30, 1999. Thee losses can be attributed to the fact that the Company is incurring significant costs in the implementation of its business strategy of becoming a leader in filtration system technologies.

        The Company realized its total revenues for the three months ending September 30, 1999 from Aquatek, a wholly owned subsidiary which specializes in automated process control systems for wastewater treatment applications. This subsidiary was sold to management in July 2000 and as a consequence the revenues that were derived by the Company during the three months ended September 30, 2000 were from equipment sales to Dairy Farmers of America.

        The Cost of goods sold represents fifty five percent (55 %) for the three months ending September 30, 1999 on sales of control systems to Aquatek.
 . As there was no revenue derived from Aquatek in 2000 the cost of goods for the three months ending September 30, 2000 of fifty two percent (52 %) was derived from the sale of filtration equipment.

        Operating expenses consist primarily of general and administrative expenses. For the three months ended September 30, 2000 operating expenses totaled $309,100 as compared to $275,174 for the three months ended September 30, 1999. The costs of operations was consistent between years. The sale of Aquatek to its management in July 2000 did not have a material impact on the Company's expenses for the three months ending September 30, 2000 as certain costs were incurred during the transition period of the sale.The resignation of the Company's chief executive officer in September 2000 did not have a material impact on operating expenses for the three months ending September 30, 2000.

        During the three months ended September 30, 2000 the Company recognized a gain from the sale of Aquatek to its management of $55,000. As an offset to this gain the Company incurred $26,400 relating to the settlement with the previous owners of the Company's corporate office space. The Company moved into substantially less expensive office space.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000 the Company had cash and cash equivalents of $7,502 as compared to cash and cash equivalents of $54,172 as of September 30, 1999. At September 30, 2000, the Company had a working capital deficit (total current liabilities in excess of total current assets) of $656,766 as compared to a working capital deficit of $233,755 as of September 30, 1999. The decrease in working capital in 2000 is due to the purchase of recycling equipment from Pall Filter and the solicitation of funds from investors in the form of Convertible Debentures.

The principal use of cash for the six months ended September 30, 2000 and 1999 was to fund the net loss from operations. The Company through a 506 D Offering has solicited investment funds of $152,100 from the issuance of Convertible Debentures. In addition, during this period the Company obtained $145,000 in shareholder loans. The Company raised a total of $108,649 in the three months ended September 30, 1999 from the issuance of common stock to fund the loss from operations.

The management of the Company has committed to covering the operating expenses of the Company until adequate sales are generated. It is anticipated that the Company will become profitable and begin to generate sufficient cash flow to meet its monthly operating expenses by December 2001. In October 1999, the Company through a Private Placement Memorandum in accordance with SEC Regulation 504 D, began to raise one million dollars in equity capital. In June 2000 the Company began soliciting $10.0 million in accordance with SEC Regulation 506 D in the form of a convertible debentures. There is no assurance that this effort will be successful or that enough capital will be brought into the business. The Company monthly operating expenses currently average approximately $75,000 per month.

PART II --- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

Nothing to Report


ITEM 2.  CHANGES IN SECURITIES.

Nothing to Report


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Nothing to Report


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Nothing to Report


ITEM 5.  OTHER INFORMATION.

Nothing to Report


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

There were no reports on Form 8-K filed during the quarter.

SIGNATURES


In accordance with then requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Recycling Centers of America, Inc.


/s/ Michael Davies
    --------------
    Michael Davies
    CFO


Date: July 24, 2001