Form 10QSB
period 2000-12-31
RECYCLING CENTERS OF AMERICA INC
filed 2001-07-31
CIK 1100091

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

              Securiites outstanding as of December 31, 2000
                  8,654,809 Common shares $.01 Par Value

===============================================================================

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION                                          PAGE

ITEM 1.  FINANCIAL STATEMENTS                                     F-7 - F-12
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

Statement of Operations (3 mos.) ....................................... F-3

Statement of Operations (6 mos.) ....................................... F-4

Statements of Cash Flow (3 mos.) ....................................... F-5

Statements of Cash Flow (6 mos.) ....................................... F-6

Notes to the Financial Statements ............................... F-7 - F-12

                        RECYCLING CENTERS OF AMERICA, INC.
                                 Balance Sheets


                                                                     December 31,
                                                                  1999         1998

ASSETS

Cash and cash equivalents                                       109,958       107,204
Accounts receivable, net                                        159,229        63,356
Inventory                                                             -        29,000

     Total Current Assets                                       269,187       199,560

Equipment, net                                                   29,390        81,057

Loan to Officers/Shareholders                                                  69,732
Other Assets                                                      9,673         4,225

     TOTAL ASSETS                                               308,250       354,574


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                162,449       110,352
Contract payable                                                168,221       145,000
Note payable                                                     10,034       191,115
Taxes payable                                                     1,348             -
Accrued interest                                                      -         4,165

     Total current liabilities                                  342,052       450,632

Long-term notes payable                                               -       180,000
Loans from officers and shareholders                            260,000       195,600

     TOTAL LIABILITES                                           602,052       826,232

Common stock; 75,000,000 authorized of $.01 par value,
_______________ shares issued and outstanding                 2,175,178     1,769,392
Preferred stock                                                     380           380
Retained earnings                                            (1,672,444)   (1,950,292)
Net income                                                     (796,916)     (291,138)

     Total stockholders' equity                                (293,802)     (471,658)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)       308,250       354,574


The accompanying notes are an integral part of these financial statements.


                   RECYCLING CENTERS OF AMERICA, INC.
                       Statements of Operations
                             (Unaudited)

                                                 For the Three Months
                                                   Ended December 31,
                                                 2000             1999
                                               -------          -------
REVENUES

Equipment Sales                                      -                -
Contract income                                 33,083          147,137
                                                33,083          147,137

Cost of sales                                        -           84,697

     Gross Profit                               33,083           62,440

OPERATING EXPENSES

Wages and payroll taxes                         86,726          161,699
Professional fees                               46,680           46,363
Office expenses                                  8,965           28,298
Sierra acquisition                                   -           18,589
Marketing expenses                                   -            7,657
Auto expense                                     5,568            8,819
Insurance                                        4,613            4,291
Depreciation expense                            10,000            6,000
Travel expenses                                 21,385            3,815
Stock transfer fees                              1,086            2,105
Dues and subscriptions                               -              276
Engineering expenses                               156              331

     Total operating expenses                  185,179          288,243

OTHER (INCOME) EXPENSE

Income from sale of Aquatek                          -                -
Interest expense                                 2,661            1,324
Other expense                                    3,910            2,672

     Total other expense                         6,571            3,996

NET LOSS                                      (158,667)        (229,799)



LOSS PER SHARE                                   (0.02)           (0.04)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                           8,665,920        5,696,870


The accompany notes are an integral part of these financial statements

                  RECYCLING CENTERS OF AMERICA, INC.
                       Statements of Operations
                             (Unaudited)

                                                       For the Six Months
                                                        Ended December 31,
                                                      2000             1999
                                                    -------          -------
REVENUES

Equipment Sales                                     324,150                -
Contract income                                      33,083          342,323
                                                    357,233          342,323

Cost of sales                                       168,431          191,737

     Gross Profit                                   188,802          150,586

OPERATING EXPENSES

Wages and payroll taxes                             254,765          309,013
Professional fees                                   126,960          119,079
Office expenses                                      34,017           56,079
Sierra acquisition                                        -           18,589
Marketing expenses                                      494           18,537
Auto expense                                         13,508           13,512
Insurance                                            11,166            9,304
Depreciation expense                                 20,000            7,580
Travel expenses                                      30,546            7,552
Stock transfer fees                                   2,295            3,417
Dues and subscriptions                                   30              424
Engineering expenses                                    498              331

     Total operating expenses                       494,279          563,417

OTHER (INCOME) EXPENSE

Income from sale of Aquatek                         (55,000)           -
Interest expense                                      7,652            1,508
Other expense                                        30,310            2,672

     Total other expense                            (17,038)           4,180

NET LOSS                                           (288,439)        (417,011)



LOSS PER SHARE                                        (0.03)           (0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     8,665,920        5,696,870

The accompanying notes are an integral part of these financial statements.

                      RECYCLING CENTERS OF AMERICA, INC.
                           Statements of Cash Flow
                                 (Unaudited)

                                                       For the Three Months
                                                         Ended December 31,
                                                       2000             1999
                                                     -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                    (158,667)       (229,799)
Adjustments to reconcile net
income (loss) to net cash:
Depreciation                                           10,000           6,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivables                 -         (35,815)
(Increase) decreaase in inventory                           -               -
(Increase) decrease in shareholder loans                    -             671
(Increase) decrease in other assets                    (5,307)            358
Increase (decrease) in accounts payable and
other current liabilities                            (288,594)         67,009

Net Cash Provided (Used) by
Operating Activities                                 (442,568)       (191,576)

CASH FLOWS FROM INVESTING
ACTIVITIES

Purchase of fixed assets                               19,713         (29,515)
Other                                                       -           8,613
Brody Acquisition                                      14,459        (202,670)

Net Cash Provided (Used) by
Investing Activities                                   34,172        (223,572)

CASH FLOWS FROM FINANCING
ACTIVITIES

Pall Filter note payable                              132,825               -
Proceeds from convertible debentures                  214,000               -
Proceeds from shareholder loans                             -         (55,937)
Common stock issued for cash                           66,011         456,306

Net Cash Provided (Used) by
Financing Activities                                  412,836         400,369

NET INCREASE (DECREASE) IN CASH                         4,440         (14,779)

CASH AT THE BEGINNING OF PERIOD                         7,502          54,172

CASH AT END OF PERIOD                                  11,942          39,393


The accompanying notes are an integral part of these financial statements.

                       RECYCLING CENTERS OF AMERICA, INC.
                            Statements of Cash Flow
                                  (Unaudited)

                                                        For the Six Months
                                                         Ended December 31,
                                                       2000             1999
                                                     -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                   (288,439)        (417,011)
Adjustments to reconcile net
income (loss) to net cash:
Depreciation                                          20,000            7,580
Changes in assets and liabilities:
(Increase) decrease in accounts receivables         (112,108)          98,575
(Increase) decreaase in inventory                   (207,387)
(Increase) decrease in shareholder loans                   -           (5,924)
(Increase) decrease in other assets                    4,586            4,721
Increase (decrease) in accounts payable and
other current liabilities                           (197,664)          37,723

Net Cash Provided (Used) by
Operating Activities                                (781,012)        (274,336)

CASH FLOWS FROM INVESTING
ACTIVITIES

Purchase of fixed assets                              (2,335)        (113,047)
Wil-Flow Settlement                                        -                -
Brody Acquisition                                          -         (195,069)

Net Cash Provided (Used) by
Investing Activities                                  (2,335)        (308,116)

CASH FLOWS FROM FINANCING
ACTIVITIES

Aquatek disolution                                   (76,102)               -
Pall Filter note payable                             349,775                -
Proceeds from convertible debentures                 366,057                -
Proceeds from shareholder loans                      145,000          (52,500)
Common stock issued for cash                           4,988          564,955

Net Cash Provided (Used) by
Financing Activities                                 789,718          512,455

NET INCREASE (DECREASE) IN CASH                        6,371          (69,997)

CASH AT THE BEGINNING OF PERIOD                        5,571          109,390

CASH AT END OF PERIOD                                 11,942           39,393


The accompanying notes are an integral part of these financial statements.

                    Recycling Centers of America, Inc.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000 and 1999


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


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1.      PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Aquadynamic Technologies, Inc.,its wholly owed subsidiaries Aquatek, Inc. and Wil-Flow, Inc. and Sierra Technologies The financial statements of Aquatek, Inc. as of December 31, 2000 were not included as the Company was sold back to its management in July 2000. All material intercompany balances and transactions including investments in subsidiaries have been eliminated.

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

5.      FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amount of cash, accounts and notes receivable, lines of credit, and other liabilities due in less than one year approximated fair value as of December 31, 2000 and 1999 due to the relatively short maturity of these instruments.

        The carrying value of long-term liabilities approximated fair value as of December 31, 2000 and 1999 based on the current rates offered to the Company for similar debt of the same remaining maturities.


6.      SEGMENT REPORTING

The Company's wholly owned domestic subsidiary, Aquatek, Inc., which provides consulting services to Cass Industries, has generated all the revenue for the six months ended December 31, 1999. The revenues for the period ended December 31, 2000 were generated from sales of recycling equipment to the dairy industry. All sales were within the United States.

7.      RECENT ACCOUNTING PRONOUNCEMENTS

The Recent Accounting Pronouncements including SFAS 133 do not have any applicability to the Company's current and future operations.

NOTE C - ACCOUNTS RECEIVABLE

All accounts Receivable are trade related. These receivables are current and collection is fully expected. No reserve for uncollectable accounts is deemed necessary.


NOTE D - PLANT PROPERTY AND EQUIPMENT

Plant, Property and Equipment consisted of the following at December 31, 2000 and 1999:
                                                        2000              1999
                                                       -------          -------

Computers and Office Equipment                       $  62,191        $  62,191
        Test Equipment                                 112,105          113,047
        Transportation Equipment                        13,191           13,191
                                                       -------          -------
                                                       187,487          188,429
        Less accumulated depreciation                  (65,992)         (45,992)

        Balance                                      $ 121,495        $ 142,437
                                                      ========         ========

Depreciation expense was $20,000 and $7,580 for the six months ended December 31, 2000 and 1999.

NOTE E - NOTES PAYABLE

Notes payable consisted of the following at December 31, 2000 and 1999:

                                                        2000          1999
                                                     --------       --------
Loan Payable to Shareholders payable in
five installments of $10,000 bearing
interest rate of 10 % payable in restricted
stock of the Company                                $  36,615      $   5,778

Note Payable to Pall Filter payable in
installments beginning March 2001
        bearing interest at 8 % per annum             536,714              0

Note payable to First Union Bank for the
purchase of a vehicle.                                      0         10,034
                                                     --------       --------
            Total                                   $ 573,329      $  15,812
                                                     ========       ========

            Less long-term portion                         (0)            (0)
            Current Portion                         $ 573,329       $ 15,812



NOTE F - RELATED PARTY TRANSACTIONS

Certain of the Company's principals and family members of these principals have loaned money to the Company at various times. The consolidated long-term loans as of December 31, 2000 and 1999 from related parties are $247,160 and $152,500 respectively. It is the intent of the Company to convert these notes into common shares of stock. These loans bear interest at ten percent (10 %) per annum.

Fred Davies, a major shareholder of the Company, is also a major debtor to the Company. As of December 31, 1999 he is owed $180,000 for unpaid portion of his management contract.


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

Rent expense for all leased facilities and equipment was approximately $56,079 and $12,242 for the six months ended December 31, 2000 and 1999, respectively.

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

The majority of the Sales in 2000 and 1999 are to one customer. At December 31, 2000 and 1999, the largest one customer comprised approximately $60,654 and $232,800 of the Company's accounts receivable. Management believes that customer acceptance, billing, and collection policies are adequate to minimize potential risk on trade receivables.

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


NOTE K - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses which have result in an accumulated deficit of $ 4,129,601 at December 31, 2000 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relation to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional revenues through its technologies and to rely upon additional equity financing if required to sustain operations. The management of the Company has committed to covering the operating expenses of the Company until adequate sales are generated.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

                      MANAGEMENT DISCUSSION AND ANALYSIS
                      INTERIM FINANCIAL STATEMENTS AS OF
                          DECEMBER 31, 2000 AND 1999

THREE MONTH STATEMENT OF OPERATIONS

        The Company has incurred losses of $158,667 for the three months ended December 31, 2000 as compared to a net loss of $229,799 for the three months ended December 31, 1999. Thee losses can be attributed to the dismal sales performance. The Company did take measures in 2000 to reduce its costs.

        The Company realized its total revenues for the three months ending December 31, 1999 from Aquatek, a wholly owned subsidiary which specializes in automated process control systems for wastewater treatment applications. This subsidiary was sold to management in July 2000 and as a consequence the revenues that were derived by the Company during the three months ended December 31, 2000 were from equipment testing and chemical sales.

        The Cost of goods sold represents fifty eight percent (58 %) for the three months ending December 31, 1999. As there was no revenue derived from Aquatek in 2000 and the sales were from testing efforts any comparison is not meaningful.

        Operating expenses consist primarily of general and administrative expenses. For the three months ended December 31, 2000 operating expenses totaled $185,179 as compared to $288,243 for the three months ended December 31, 1999. The substantial decrease in operating expenses between years of $103,064 can be primarily attributed to the sale of Aquatek to its management in July 2000. As a consequence the expenses of Aquatek were not incurred during the three months ended December 31,2000. In addition, the Companies chief executive officer resigned in September 2000 which also reduced wage and payroll taxes for the three months ended December 31, 2000. The only expenses that substantially increased from 1999 to 2000 was travel expense. Travel expenses were incurred resulting from the sale of Aquatek and also the elimination of the office where the chief executive officer was resident.

        There has been no significant increase in other expenses between the three months ended December 31, 2000 and 1999.


SIX MONTH STATEMENT OF OPERATIONS

OVERVIEW

        During the first six months of fiscal year 2000, in an effort to become a leader in the development of market opportunities for the VSEP(TM) and PALLSEP(TM) technologies RCAI continued the implementation of its business strategy to form a group of companies that will offer the marketing of advanced liquid process technologies. In December 1999 Brody Special Projects Company (Brody) was purchased. Brody holds the marketing rights from Pall Filtration Corporation to supply advanced filtration technology to be used to decontaminate/separate liquid wastes. Two key marketing personnel of Brody were hired by RCAI to forward key projects in the diary industry.

RCAI has also begun to realize revenues from Sierra Technologies (Sierra), a Company purchased on June 1, 1999. Sierra began to generate revenues from the treatment and brokerage of chemical and petroleum products during the first six months of fiscal year 2000. However, in September 2000 the President of Sierra Technologies resigned as Chief Executive Officer of Recycling Centers of America, Inc. to pursue other interests. He took with him his relationship based brokered chemical business.


STATEMENT OF OPERATIONS

        The Company has incurred net losses of $288,439 for six months ended December 31, 2000 as compared to a net loss of $417,011 for the six months ended December 31, 1999. The losses for the six months ended December 31, 1999 can be primarily attributed to significant costs incurred from the termination of the joint venture with EMRI in October 1999. Approximately $350,000 of the loss in fiscal year 1999 can be attributed to the dissolution of EMRI . After the sale to management of Aquatek in July 2000 and the resignation of the Chief Executive Officer in September 2000 management has been restructured and has focused its efforts in providing comprehensive services to the recycling industry. The revenues from the sale of recycling equipment have not been sufficient to cover the Company's operating expenses.

        The Company realized the majority of its revenues for the six months ending December 31, 1999 $342,323 from Aquatek, Inc., a wholly owned subsidiary which specializes in automated process control systems for wastewater treatment applications. As mentioned previously this subsidiary was sold to its management in July 2000. The revenues for the six months ending December 31, 2000 have been primarily from the sale of recycling equipment to Dairy Farmers of America and Leprino Foods. The total revenue generated from these sales for the six months ended December 31, 2000 amounted to $307,650.

        The Cost of Goods Sold represents fifty three percent (53 %) of sales for the six months ending December 31, 2000 as compared to forty four percent (44 %) as of December 31, 1999. The Costs of Goods are not consistent between years as a result of the varying sales generated in any given year; in 1999 there was only contract revenue from engineering services and in 2000 there was the sale of recycling equipment.

        Operating expenses consist primarily of general and administrative expenses. For the six months ended December 31, 2000 operating expenses totaled $494,279 as compared to $563,417 for the six months ended December 31, 1999. This decrease in operating expenses between years of $69,138 can be primarily attributed to the decrease in Wages and Professional Fees of approximately $50,000. This decrease was caused by a voluntary reduction in Wages of management of approximately ten percent (10 %) and the resignation of the Chief Executive Officer in September 2000. In additional, the Company consolidated its office space which caused a reduction of $22,062 in Office Expenses.

        Interest expense and other finance charges increased from $1508 for the six months ended December 31, 1999 to $7,652 for the six months ended December 31, 2000. The increase between years can be attributed to the increase in Notes payable from $152,500 in 1999 to $247,160 in 2000. During the six months ended December 31, 2000 the Company received $55,000 from the sale of its wholly owned to its management. The Company also incurred $30,310 associated with the settlements of disputes with Shell Oil Company and Pacific Square Management.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000 the Company had cash and cash equivalents of $11,942 as compared to cash and cash equivalents of $39,393 as of December 31, 1999. At December 31, 2000, the Company had a working capital deficiency (total current liabilities in excess of total current assets) of $867,566 as compared to a working capital deficit (total current liabilities in excess of total current assets) of $279,728 as of December 31, 1999. The decrease in working capital in 2000 is due to the purchase of recycling equipment from Pall Filter and the solicitation of funds from investors in the form of Convertible Debentures.

The principal use of cash for the three months ended December 31, 2000 and 1999 was to fund the net loss from operations. The Company through a 506 D Offering has solicited investment funds of $681,915 from the issuance of Convertible Debentures. In addition, during this period the Company obtained $145,000 in shareholder loans. The Company raised a total of $564,955 in the six months ended December 31, 1999 from the issuance of common stock to fund the loss from operations.

The management of the Company has committed to covering the operating expenses of the Company until adequate sales are generated. It is anticipated that the Company will become profitable and begin to generate sufficient cash flow to meet its monthly operating expensesby December 2001. In October 1999, the Company through a Private Placement Memorandum in accordance with SEC Regulation 504 D, began to raise one million dollars in equity capital. In June 2000 the Company began soliciting $10.0 million in accordance with SEC Regulation 506 D in the form of a convertible debentures. There is no assurance that this effort will be successful or that enough capital will be brought into the business. The Company month operating expenses currently average approximately $45,000 per month.

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