Form 10QSB
period 2001-03-31
RECYCLING CENTERS OF AMERICA INC
filed 2001-09-11
CIK 1100091

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


              Securiites outstanding as of March 31, 2001
                 8,654,809 Common shares $.01 Par Value



PART I ---FINANCIAL INFORMATION

Item 1.  Financial Statements


                         RECYCLING CENTERS OF AMERICA, INC.
                                  Balance Sheets
                                    (Unaudited)

                                                                   March 31,
                                                           ------------------------
                                                              2001           2000
                                                           ------------------------
ASSETS

Cash and cash equivalents                                    31,710           8,992
Accounts receivable, net                                    335,593         192,473
Inventory                                                   255,121           1,441
                                                           --------        --------
     Total Current Assets                                   622,424         202,906

Equipment, net                                              142,252         136,189

Loan to Officers/Shareholders                                     -          10,565
Other Assets                                                      -           2,861
Brody Acquisition                                                 -         239,468

     TOTAL ASSETS                                           764,676         591,989
                                                           --------        --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                            105,072          84,173
Contract payable                                             12,266         118,399
Note payable                                                 36,615         127,726
Taxes payable                                               156,428          31,603
Note payable -- Pall Filter                                 543,931         186,939
Convertible debentures                                      992,565               -
                                                          ---------        --------
     Total current liabilities                            1,846,877         548,840

Long-term notes payable                                      10,000               -
Loans from officers and shareholders                        236,210           3,285
                                                          ---------        --------
     TOTAL LIABILITES                                     2,093,087         552,125

Common stock; 75,000,000 authorized of $.01 par value,
8,665,920 and 6,970,284 shares issued and outstanding
as of March 31, 2001 and 2000 respectively                3,156,297       3,195,485
Preferred stock                                                 380             380
Less: common stock in treasury of 1,500,000 shares          (15,000)              -
Retained earnings                                        (3,841,162)     (2,469,360)
Net income                                                 (628,926)       (686,641)
                                                          ---------        --------
     Total stockholders' equity                          (1,328,411)         39,864

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             764,676         591,989
                                                          ---------        --------

The accompanying notes are an integral part of these financial statements.




                RECYCLING CENTERS OF AMERICA, INC.
                     Statements of Operations
                           (Unaudited)

                               For the Three Months Ended March 31,
                                       2001         2000
REVENUES                           ------------------------

Equipment Sales                      127,106             -
Contract income                            -       302,765
                                     127,106       302,765

Cost of sales                         49,940       232,774

     Gross Profit                     77,166        69,991

OPERATING EXPENSES

Wages and payroll taxes              268,087       205,498
Professional fees                    106,109        48,885
Office expenses                       17,945        26,675
Sierra acquisition                         -             -
Marketing expenses                     6,847         7,049
Auto expense                          11,343        17,675
Insurance                              5,084        12,321
Depreciation expense                  10,000         9,250
Travel expenses                       27,554         6,045
Stock transfer fees                      519         2,652
Dues and subscriptions                     -           437
Engineering expenses                     123            84

     Total operating expenses        453,611       336,571

OTHER (INCOME) EXPENSE

Income from Sale of Aquatek          (42,064)            -
Interest expense                       3,600         1,428
Other expense                          2,506         1,622

     Total other expense             (35,958)        3,050

NET LOSS                            (340,487)     (269,630)



LOSS PER SHARE                         (0.04)        (0.04)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                 8,665,920     6,970,284

The accompany notes are an integral part of these financial statements.




             RECYCLING CENTERS OF AMERICA, INC.
                  Statements of Operations
                        (Unaudited)

                           For the Nine Months Ended March 31,
                                   2001         2000
REVENUES                        ------------------------

Equipment Sales                  451,256               -
Contract income                   33,083         645,088
                                --------        --------
                                 484,339         645,088

Cost of sales                    218,371         424,511
                                --------        --------
     Gross Profit                265,968         220,577

OPERATING EXPENSES

Wages and payroll taxes          522,852         514,511
Professional fees                233,069         167,965
Office expenses                   51,962          80,783
Sierra acquisition                     -          18,589
Marketing expenses                 7,341          25,586
Auto expense                      24,851          33,073
Insurance                         16,250          21,625
Depreciation expense              30,000          16,830
Travel expenses                   58,100          13,597
Stock transfer fees                2,814           6,089
Dues and subscriptions                30             861
Engineering expenses                 621             415
                                --------        --------
     Total operating expenses    947,890         899,924

OTHER (INCOME) EXPENSE

Income from sale of Aquatek      (97,064)              -
Interest expense                  11,252           2,936
Other expense                     32,816           4,358
                                --------        --------
     Total other expense         (52,996)          7,294

NET LOSS                        (628,926)       (686,641)
                                --------        --------


LOSS PER SHARE                     (0.07)          (0.10)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING             8,665,920       6,970,284

The accompany notes are an integral part of these financial statements.



                         RECYCLING CENTERS OF AMERICA, INC.
                              Statements of Cash Flow
                                   (Unaudited)

                                                   For the Three Months Ended
                                                           March 31,
                                                      2001             2000
CASH FLOWS FROM
OPERATING ACTIVITIES

Net income (loss)                                   (340,487)        (269,630)
Adjustments to reconcile net
income (loss) to net cash:
Depreciation                                          10,000            9,250
Changes in assets and liabilities:
(Increase) decrease in accounts receivables          (77,080)        (131,819)
(Increase) decreaase in inventory                          -           (1,441)
(Increase) decrease in shareholder loans                   -           (4,641)
(Increase) decrease in other assets                    5,307            1,991
Increase (decrease) in accounts payable and
other current liabilities                            135,868          (17,874)
                                                    --------         --------
Net Cash Provided (Used) by
Operating Activities                                (266,392)        (414,164)
                                                    --------         --------
CASH FLOWS FROM INVESTING
ACTIVITIES

Purchase of fixed assets                             (20,757)         (10,803)
Brody Acquisition                                          -          (43,510)
                                                    --------         --------
Net Cash Provided (Used) by
Investing Activities                                 (20,757)         (54,313)
                                                    --------         --------
CASH FLOWS FROM FINANCING
ACTIVITIES

Pall Filter note payable                               7,217          186,939
Proceeds from convertible debentures                 310,650                -
Proceeds from shareholder loans                      (10,950)        (149,215)
Common stock issued for cash                               -          400,352
                                                    --------         --------
Net Cash Provided (Used) by
Financing Activities                                 306,917          438,076

NET INCREASE (DECREASE) IN CASH                       19,768          (30,401)

CASH AT THE BEGINNING OF PERIOD                       11,942           39,393
                                                    --------         --------
CASH AT END OF PERIOD                                 31,710            8,992
                                                    --------         --------

The accompanying notes are an integral part of these financial statements.



                        RECYCLING CENTERS OF AMERICA, INC.
                             Statements of Cash Flow
                                  (Unaudited)

                                                    For the Nine Months Ended
                                                            March 31,
                                                       2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                   (628,926)       (686,641)
Adjustments to reconcile net
income (loss) to net cash:
Depreciation                                          30,000          16,830
Changes in assets and liabilities:
(Increase) decrease in accounts receivables         (189,188)        (33,244)
(Increase) decreaase in inventory                   (207,387)         (1,441)
(Increase) decrease in shareholder loans                   -         (10,565)
(Increase) decrease in other assets                    9,893           6,812
Increase (decrease) in accounts payable and
other current liabilities                             60,520         206,788
                                                    --------        --------
Net Cash Provided (Used) by
Operating Activities                                (925,088)       (501,461)
                                                    --------        --------
CASH FLOWS FROM INVESTING
ACTIVITIES

Purchase of fixed assets                             (31,976)       (106,799)
Wil-Flow Settlement                                        -               -
Brody Acquisition                                          -        (239,468)
                                                    --------        --------
Net Cash Provided (Used) by
Investing Activities                                 (31,976)       (346,267)
                                                    --------        --------
CASH FLOWS FROM FINANCING
ACTIVITIES

Aquatek disolution                                  (131,531)              -
Pall Filter note payable                             298,989               -
Proceeds from convertible debentures                 676,707               -
Proceeds from shareholder loans                      134,050        (201,715)
Common stock issued for cash                           4,988         948,477
                                                    --------        --------
Net Cash Provided (Used) by
Financing Activities                                 983,203         746,762

NET INCREASE (DECREASE) IN CASH                       26,139        (100,966)

CASH AT THE BEGINNING OF PERIOD                        5,571         109,958
                                                    --------        --------
CASH AT END OF PERIOD                                 31,710           8,992
                                                    --------        --------

The accompanying notes are an integral part of these financial statements.




                    Recycling Centers of America, Inc.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        March 31, 2001 and 2000


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


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1.      Principles of Consolidation

The consolidated financial statements include the accounts of Aquadynamic Technologies, Inc.,its wholly owed subsidiaries Aquatek, Inc. and Wil-Flow, Inc. and Sierra Technologies The financial statements of Aquatek, Inc. as of March 31, 2001 were not included as the Company was sold back to its management in July 2000. All material intercompany balances and transactions including investments in subsidiaries have been eliminated.


2.      Revenue Recognition

The revenues in fiscal year 2000 were generated from the consulting services of Aquatek. These revenues were recorded when the consulting services were provided. The revenues in fiscal year 2001 were generated from the sale of waste water recycling equipment and chemical sales by Aquadynamic
Technologies, Inc


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

     The Company does not file consolidated tax returns and the subsidiary Companies have not filed tax returns since 1999. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS
109). SFAS 109 Recycling Centers of America, Inc. is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements of tax returns. In estimating future tax consequences SFAS 109 generally considers all expected future events other than enactments of changes in tax law or rates.

        There has been no provision for income taxes as current and previous operations of the Company have resulted in taxable losses. There is no determinable benefit of these net operating losses which can be carried forward for 15 years because of the significant losses incurred by the Companies.


5.      Fair Value of Financial Instruments

        The carrying amount of cash, accounts and notes receivable, lines of credit, and other liabilities due in less than one year approximated fair value as of March 31, 2001 and 2000 due to the relatively short maturity of these instruments.

        The carrying value of long-term liabilities approximated fair value as of March 31, 2001 and 2000 based on the current rates offered to the Company for similar debt of the same remaining maturities.


6. Segment Reporting

The Company's wholly owned domestic subsidiary, Aquatek, Inc., which provides consulting services to Cass Industries, has generated all the revenue for the nine months ended March 31, 2000. The revenues for the period ended March 31, 2001 were generated from sales of recycling equipment to the dairy industry. All sales were within the United States.


7.   Recent Accounting Pronouncements

The Recent Accounting Pronouncements including SFAS 133 do not have any applicability to the Company's current and future operations.


NOTE C - ACCOUNTS RECEIVABLE

All accounts Receivable are trade related. These receivables are current and collection is fully expected. No reserve for uncollectable accounts is deemed necessary.


NOTE D - PLANT PROPERTY AND EQUIPMENT

Plant, Property and Equipment consisted of the following at March 31, 2001 and 2000:

                                                   2001             2000
                                                -------------------------
Computers and Office Equipment                  $ 62,191          $74,760
        Test Equipment                           142,862           75,932
        Transportation Equipment                  13,191           35,932
                                                --------          -------
                                                 218,244          186,268
        Less accumulated depreciation            (75,992)         (50,079)
                                                --------          -------
        Balance                                 $142,252         $136,189


Depreciation expense was $30,000 and $16,830 for the nine months ended March 31, 2001 and 2000.



NOTE E - NOTES PAYABLE

Notes payable consisted of the following at March 31, 2001 and 2000:

                                                       2001             2000
                                                     -------------------------
Loan Payable to Shareholders bearing
interest rate of 10 % payable in restricted
stock of the Company                                 $ 36,615        $ 113,000

Note Payable to Pall Filter payable in
installments beginning March 2001
        bearing interest at 8 % per annum             543,931          186,939

Note payable to First Union Bank for the
purchase of a vehicle.                                      0           14,726
                                                     --------         --------
                            Total                    $580,546         $314,665

                            Less long-term portion         (0)              (0)
                            Current Portion          $580,546         $314,665




NOTE F - RELATED PARTY TRANSACTIONS

Certain of the Company's principals and family members of these principals have loaned money to the Company at various times. The consolidated long-term loans as of March 31, 2001 and 2000 from related parties are $236,210 and $3,285 respectively. It is the intent of the Company to convert these notes into common shares of stock. These loans bear interest at ten percent (10%) per annum.

Fred Davies, a major shareholder of the Company, is also a major debtor to the Company. As of March 31, 2000 he is owed $113,000 for unpaid portion of his management contract.



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

Rent expense for all leased facilities and equipment was approximately $62,160 and $47,819 for the nine months ended March 31, 2001 and 2000, respectively.

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

The majority of the Sales in 2001 and 2000 are to a few customers. At March 31, 2001 and 2000, the largest one customer comprised approximately $232,800 and $192,473 of the Company's accounts receivable. Management believes that customer acceptance, billing, and collection policies are adequate to minimize potential risk on trade receivables.


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


NOTE K - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses which have result in an accumulated deficit of $ 4,470,088 at March 31, 2001 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relation to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional revenues through its technologies and to rely upon additional equity financing if required to sustain operations. The management of the Company has committed to covering the operating expenses of the Company until adequate sales are generated.


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

The Company has expensed $239,000 relating to this purchase; the portion not related to the purchase of test equipment.



Item 2. Management's Discussion and Analysis


                        MANAGEMENT DISCUSSION AND ANALYSIS
                        INTERIM FINANCIAL STATEMENTS AS OF
                             MARCH 31, 2001 AND 2000

Three Month Statement of Operations

The Company has incurred losses of $340,487 for the three months ended March 31, 2001 as compared to a net loss of $269,630 for the three months ended March 31, 2000. Thee losses can be attributed to the dismal sales performance. The Company did take measures in 2000 to reduce its costs.

        The Company realized its total revenues for the three months ending March 31, 2000 from Aquatek, a wholly owned subsidiary which specializes in automated process control systems for wastewater treatment applications. This subsidiary was sold to management in July 2000 and as a consequence the revenues that were derived by the Company during the three months ended March 31, 2001 were from equipment testing and chemical sales.

        The Cost of goods sold represents fifty eight percent (77 %) for the three months ending March 31, 2000. As there was no revenue derived from Aquatek in 2001 and the sales were from sales of chemicals and testing equipment any comparison is not meaningful.

        Operating expenses consist primarily of general and administrative expenses. For the three months ended March 31, 2001 operating expenses totaled $453,611 as compared to $336,571 for the three months ended March 31, 2000. The substantial increase in operating expenses between years of $117,040 can be primarily attributed to the loan receivable from officers of approximately $100,000 was expensed as compensation; this is a one-time non-recurring charge. In addition, the cost of professional fees increased by approximately $57,000. The cost of raising capital, ten percent (10%) of capital raised, from investors contributed to this increase. These expenses were offset by the decrease in expenses of Aquatek a subsidiary sold to its management in July 2000. As a consequence the expenses of Aquatek were not incurred during the three months ended March 31,2001. In addition, the Companies chief executive officer resigned in September 2000 which also reduced wage and payroll taxes for the three months ended March 31, 2001. The only expenses that substantially increased from 2000 to 2001 was travel expense. Travel expenses were incurred resulting from the sale of Aquatek and also the elimination of the office where the chief executive officer was resident.

        There has been no significant increase in other expenses between the three months ended March 31, 2001 and 2000 with the exception of the gain derived from the sale of Aquatek.


Nine Month Statement of Operations

Overview

        During the first nine months of fiscal year 2000, in an effort to become a leader in the development of market opportunities for the VSEP( and PALLSEP( technologies RCAI continued the implementation of its business strategy to form a group of companies that will offer the marketing of advanced liquid process technologies. In December 1999 Brody Special Projects Company (Brody) was purchased. Brody holds the marketing rights from Pall Filtration Corporation to supply advanced filtration technology to be used to decontaminate liquid wastes. Two key marketing personnel of Brody were hired by RCAI to forward key projects in the diary industry.

RCAI has also begun to realize revenues from Sierra Technologies(Sierra), a Company purchased on June 1, 1999. Sierra began to generate revenues from the treatment and brokerage of chemical and petroleum products during the first six months of fiscal year 2000. However, in September 2000 the President of Sierra Technologies resigned as Chief Executive Officer of Recycling Centers of America, Inc. to pursue other interests. He took with him his relationship based brokered chemical business.


Statement of Operations

        The Company has incurred net losses of $628,926 for nine months ended March 31, 2001 as compared to a net loss of $686,641 for the nine months ended March 31, 2000. The losses for the nine months ended March 31, 2000 can be primarily attributed to significant costs incurred from the termination of the joint venture with EMRI in October 1999. Approximately $350,000 of the loss in fiscal year 2000 can be attributed to the dissolution of EMRI . After the sale to management of Aquatek in July 2000 and the resignation of the Chief Executive Officer in September 2000 management has been restructured and has focused its efforts in providing comprehensive services to the recycling industry. The revenues from the sale of recycling equipment have not been sufficient to cover the Company's operating expenses.

        The Company realized the majority of its revenues for the nine months ending March 31, 2000 of $645,088 from Aquatek, Inc., a wholly owned subsidiary which specializes in automated process control systems for wastewater treatment applications. As mentioned previously this subsidiary was sold to its management in July 2000. The revenues for the nine months ending March 31, 2001 have been primarily from the sale of recycling equipment to Dairy Farmers of America and Leprino Foods. The total revenue generated from these sales for the nine months ended March 31, 2001 amounted to $451,256.
        The Cost of Goods Sold represents forty five percent (45 %) of sales for the nine months ending March 31, 2001 as compared to sixty five percent (65 %) as of March 31, 2000. The Costs of Goods are not consistent between years as a result of the varying sales generated in any given year; in 1999 there was only contract revenue from engineering services and in 2000 there was the sale of recycling equipment.

        Operating expenses consist primarily of general and administrative expenses. For the nine months ended March 31, 2001 operating expenses totaled $947,890 as compared to $899,924 for the nine months ended March 31, 2000. This slight increase in operating expenses between years of $47,966 can be primarily attributed to the increase in Professional Fees of approximately $73,000. These Professional Fees represent the costs associated with raising capital for the Company to finance its losses.

        Interest expense and other finance charges increased from $2,936 for the nine months ended March 31, 2000 to $11,252 for the nine months ended March 31, 2001. The increase between years can be attributed to the increase in Notes payable from $3,285 in 1999 to $236,210 2000.


Liquidity and Capital Resources

As of March 31, 2001 the Company had cash and cash equivalents of $31,710 as compared to cash and cash equivalents of $8,992 as of March 31, 2000. At March 31, 2001, the Company had a working capital deficiency (total current liabilities in excess of total current assets) of $1,224,453 as compared to a working capital deficit (total current liabilities in excess of total current assets) of $345,934 as of March 31, 2000. The decrease in working capital in 2000 is due to the purchase of recycling equipment from Pall Filter and the solicitation of funds from investors in the form of Convertible Debentures.

The principal use of cash for the nine months ended March 31, 2001 and 2000 was to fund the net loss from operations. The Company through a 506 D Offering has solicited investment funds of $992,565 from the issuance of Convertible Debentures. In addition, during this period the Company obtained $236,210 in shareholder loans. The Company raised a total of $948,477 in the nine months ended March 31, 2000 from the issuance of common stock to fund the loss from operations.

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


Recycling Centers of America, Inc.



Date: September 11, 2001                    Michael Davies, CFO
     ---------------------                  ------------------------
                                            Michael Davies, CFO