Form 10KSB
period 2001-06-30
RECYCLING CENTERS OF AMERICA INC
filed 2001-11-27
CIK 1100091

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     Form 10-KSB

                     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE FISCAL YEAR ENDED JUNE 30, 2001

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

Securities to be registered pursuant to Section 12(g) of the Act:
10,222,815 Common shares $0.01 Par Value

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

        State issuers's revenues for its most recent fiscal year: $367,219

        State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of June 30, 2001, $4,341,179 (based on 7,316,713 shares held by non-affiliates and computed by reference to the average closing bid and asked prices of the Common Stock).

        The registrant had 10,222,815 shares of its $.01 par value common stock issued and outstanding as of June 30, 2001.

        The number of sequentially numbered pages in this document:_____

        Documents Incorporated by Reference:    See Part III Item 13.


TABLE OF CONTENTS

                                                                      Page

PART I  .............................................................. 2

ITEM 1  DESCRIPTION OF BUSINESS ...................................... 2

ITEM 2  DESCRIPTION OF PROPERTY ...................................... 8

ITEM 3  LEGAL PROCEEDINGS ............................................ 9

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                HOLDERS .............................................. 9

PART II .............................................................. 9

ITEM 5  MARKET OF COMMON EQUITY AND RELATED STOCK-
                HOLDER MATTERS ....................................... 9

ITEM 6  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTSN OF OPERATIONS .................11

ITEM 7  FINANCIAL STATEMENTS .................................F-2 - F-11

ITEM 8  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE ..................13

PART III .............................................................14

ITEM 9  MANAGEMENT OF THE COMPANY; COMPLIANCE WITH
                SECTION 16(a) ........................................14

ITEM 10 EXECUTIVE COMPENSATION .......................................15

ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND
                MANAGEMENT ...........................................17

ITEM 12 CERTAIN RELATIO SHIPS AND RELATED TRANSACTIONS ...............18

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K .............................21

SIGNATURES ...........................................................22

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

                As a result of negotiations with Brody Special Projects, Inc., in December of 1999, We acquired all of the assets and business of Brody Special Projects, Inc. We were introduced to Brody Special Projects by New Logic International, the manufacturer of the VSEP(tm) filtration technology previously marketed by us. Brody operated a VSEP(tm) test facility based in Salt Lake City, Utah where many of the testing samples were analyzed. New Logic International, at that time, worked with Brody Special Projects under a marketing and sales agreement. This Agreement was non-transferable from Brody to RCAI. Brody also held an agreement with Pall Filter Corp. for their patented PALLSEP(tm) filtration technology that we currently market and sell.

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

        There was no pre-existing relationship other than arms' length business transactions between us and Mr. Selk or Brody Special Projects, Inc. prior to our acquisitions. In September 2000 Mr. Selk resigned as Chief Operating Officer of Recycling Centers of America, Inc. He took with him his relationship based brokered chemical business. The Company, however still has an active chemical business.

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

        (a)     Products and Services

        (i) Pallsep(tm) We market, sell and act as a general contractor to install membrane systems manufactured by Pall Filter Corp. and patented membrane type filtration systems, under the trade name Pallsep(tm). These systems filter out solids suspended in various liquid streams generated by various manufacturing processes. Applications for the V*SEP( system and Pallsep(tm) system range through industries where efficient and rapid processing of wastewater and product streams is required. Pallsep(tm) Systems compete with evaporators, biological systems, crossflow filters and centrifuges. Management believes the advantages of Pall-SEP(tm) over its competitors are as follows:

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

        For the fiscal year ended June 30, 2001, this business accounted for approximately 72% of our revenues.

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

(h)     After Market Sales Responsibility

        Pall provides the customer with a one-year equipment warranty that the equipment will be free from defects in material and workmanship and substantially conform to the specifications and user documentation provided by Pall. We have no responsibility with respect to these warranties, which are provided in full by the manufacturer.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Facilities

        The Company maintains corporate offices in Lake Forest, California, in a 900 square foot facility, under a 36 month lease, expiring in April, 2004, at a rent of $1,533 per month.

        The Company maintains a shop and office facility in Linden, Utah, in a 1000 square foot facility, under a 36 month lease, expiring in January, 2002, at a rent of $500 per month.

ITEM 3.     LEGAL PROCEEDINGS

        There is no litigation outstanding, and management is not aware of any potential claims which might be asserted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to Report.

PART II

ITEM 5.  MARKET OF COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock trades over-the-counter in the Pink Sheets under the symbol "RCAI". The closing sales price as of June 30, 2001, was $0.56.

        Set forth below is the high and low bid information for the Company's Common Stock for each full quarterly period within the two most recent fiscal years.

                              High       Low        High       Low
        Period                Bid        Bid        Ask        Ask
---------------------         -----      -----      -----      -----
1st Quarter 2001/2002         0.54       0.37       0.68       0.45

4th Quarter 2000/2001         0.56       0.41       0.72       0.53
3rd Quarter 2000/2001         0.77       0.27       0.86       0.32
2nd Quarter 2000/2001         0.58       0.27       0.79       0.35
1st Quarter 2000/2001         0.80       0.51       1.00       0.75

4th Quarter 1999/2000         1.2500     0.3125     1.3750     0.5313
3rd Quarter 1999/2000         0.7500     0.2500     1.0000     0.3125
2nd Quarter 1999/2000         0.9375     0.8125     1.4375     1.4375
1st Quarter 1999/2000         1.9375     0.5313     2.1875     0.9375


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


Common Stock

        As of June 30, 2001, there were 10,222,815 shares of Common Stock outstanding and held of record by 602 stockholders. The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of Capital Stock. Holders of Common Stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor. In the event of a liquidation, dissolution or winding up of the Company, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preference of any preferred stock that might be issued in the future. Holders of Common Stock have no preemptive or subscription rights, and there are no redemption or conversion rights with respect to such shares. All outstanding shares of Common Stock are fully paid and nonassessable.

        This summary of certain provisions of the Common Stock of the Company is subject to, and qualified in its entirety by the Company's Articles of Incorporation, as amended, and its Bylaws (which documents are available and will be supplied upon request).

        The Company has outstanding $248,483 in Convertible Debentures, bearing interest at 10% per annum, all due and payable December 2005, and convertible at any time prior to maturity at a conversion price of $0.40-$0.65 cents per share.

ITEM 6.

                         MANAGEMENT DISCUSSION AND ANALYSIS
                               JUNE 30, 2001 AND 2000


Overview

        During the last two fiscal years ending June 30, 2001 and 2000, the Company has unsuccessfully attempted to form a group of operating companies that were to offer the marketing and advanced technologies to become the leader in the recycling of liquid wastes. The results of operations reflect the significant costs associated with the unsuccessful ventures including Wil-Flow, Inc. and Energy & Material Recovery, Inc. (EMRI) In addition, in July 2000 the Company sold Aquatek, a wholly owned subsidiary providing engineering consulting to its management. Also in September 2000 the Company's Chief Executive Officer resigned and took with him his relationship based brokered chemical business.

        Even with these set backs the Company has begun to capitalize on the development of market opportunities for the VSEP( and PALLSEP( technologies. In December 1999 Brody Special Projects Company (Brody) was purchased. Brody holds the marketing rights from Pall Filtration Corporation to supply advanced filtration technology to be used to decontaminate liquid wastes. Two key marketing and technical personnel of Brody were hired by the Company to forward key projects in the Dairy Industry. The Company has begun to place various systems in the Dairy Industry and anticipates that with successful results of these units that additional units will be ordered by Leprino Foods and Dairy Farmers of America. Also Slim Fast has expressed an interest to order recycling units to assist them in waste water discharge problems.

The Company has begun to receive purchase orders from these companies for projects that will begin during the next fiscal year.

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

Statement of Operations

        The Company has incurred net losses of $1,003,254 for the fiscal year ended June 30, 2001 as compared to a net loss of $1,233,387 for the fiscal year ended June 30, 2000. The losses for the fiscal year ended June 2000 are a direct result of the fact that the revenues from the sale of recycling equipment have not been sufficient to cover the Company's operating expenses. In addition, the Company incurred significant costs of raising investor capital of $228,958 and the purchase price of Brody of $238,028 was written off during the fiscal year. Although recurring operational costs have been reduced, the losses in 2001 can be attributed to significant cost of raising investor capital of $313,654, non-recurring cost of $33,918 to break an existing lease commitment and the final pay-off arrangement with Bruce Selk, the former Chief Executive Officer of the Company.

        The revenues for the fiscal year ending June 30, 2000 have been primarily from the sale of recycling equipment to Dairy Farmers of America of $198,000 and Chemical sales of $253,031. The majority of the revenue for the fiscal year ending June 30, 2001 can be attributed to sale of recycling equipment and services to Leprino Foods of $144,276 and the sales of chemicals.

        The Cost of Goods Sold represents thirty percent (53 %) of sales for fiscal year ending June 30, 2001 as compared to forty two percent (30 %) as of June 30, 2000. The Costs of Goods are not consistent between years as a result of the fact that during this development stage where market penetration has been key the margins generated on equipment sales will varying in any given year. In addition, the Company negotiated with Pall Filter and reduced the cost of equipment and or sent back certain equipment to this manufacturer.

        Operating expenses consist primarily of general and administrative expenses. For the fiscal year ended June 30, 2001 operating expenses totaled $1,275,597 as compared to $1,127,850 for the fiscal year ended June 30, 2000. The Company has made a concerted effort to reduce its operating costs. The major increase between years has been the increase of approximately $85,000 in the cost of raising capital and the write-off of certain receivables from Leprino Foods and Dairy Farmers of America which gave rise to the aforementioned settlement with Pall Filter which reduced the Company's Cost of Goods Sold.

        Interest expense and other finance charges increased from $7,454 for the fiscal year ended June 30, 2000 to $20,637 for the fiscal year ended June 30, 2001. The increase between years can be attributed to the interest related to the increase in Notes payable and loans from officers and shareholders of approximately $100,000.

Liquidity and Capital Resources

As of June 30, 2001 the Company had cash and cash equivalents of $12,604 as compared to cash and cash equivalents of $5,571 as of June 30, 2000. At June 30, 2001, the Company had a working capital deficiency (total current liabilities in excess of total current assets) of $479,686 as compared to a working capital deficit (total current liabilities in excess of total current assets) of $488,325 as of June 30, 2000. The working capital remained the same between years.

The principal use of cash for the fiscal year ended June 30, 2001 and 2000 was to fund the net loss from operations. The Company through a 506 D Offering has solicited investment funds from the issuance of Convertible Debentures and also converted these Convertible Debentures into common shares of the Company. In addition, during this period the Company obtained $1.042,481 from the issuance of common stock and $83,400 from shareholder loans to fund the loss from operations. During the fiscal year ended June 30, 2000 the Company obtained $906,131 from the issuance of common stock and solicited investment funds of $315,858 from the issuance of Convertible Debentures to fund the loss from operations.

The management of the Company has committed to covering the operating expenses of the Company until adequate sales are generated. It is anticipated that the Company will become profitable and begin to generate sufficient cash flow to meet its monthly operating expenses by December 2001. In October 1999, the Company through a Private Placement Memorandum in accordance with SEC Regulation 504 D, began to raise one million dollars in equity capital. In June 2000 the Company began soliciting $10.0 million in accordance with SEC Regulation 506 D in the form of a convertible debentures. There is no assurance that this effort will be successful or that enough capital will be brought into the business. The Company's monthly operating expenses currently average approximately $45,000 per month.

ITEM 7. FINANCIAL STATEMENTS

        The Company's audited financial statements for the fiscal year ending June 30, 2001 and 1999 follow on pages F-2 through F-11.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

        Nothing to Report.

                                PART III

ITEM 9. MANAGEMENT OF THE COMPANY COMPLIANCE WITH SECTION 16(a)


        The names, ages and positions of the directors and executive officers of the Company as of June 30, 2001, are as follows:

Name                   Age     Position                           Since
-----------------      ---     -----------------------------      ---------
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


                                        Summary Compensation
                      -------------------------------------------------------
                      Annual Compensation             Awards          Payouts
                      -------------------------------------------------------

Name                                            Annual     Restricted                            All Other
and            Year                             Compen-      Stock       Underlying     LTIP      Compen-
Principal      Ending    Salary      Bonus      sation       Award(s)     Options/     Payouts    sation      Other
Position       6/30       ($)         ($)         $            ($)        SARs (#)       ($)        ($)     Securities
--------       -----     -------    -------     ------     ----------    ----------    -------   ---------  ----------
Gordon         2001      $96,000
Davies,        2000      $81,000          0       0          200,000         0            0          0          0
Pres.          1999      $60,000    $60,000       0          750,000         0            0          0          0

Michael        2001      $96,000
Davies,        2000      $81,000          0       0          200,000         0            0          0          0
CFO            1999      $60,000    $60,000       0          750,000         0            0          0          0


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

        At June 30, 2001, 200,000 of these options remained vested and outstanding, and 200,000 options had been exercised. The options expire, if not exercised, by one year beginning from the vesting date.

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

        At June 30, 2001, 200,000 of these options remained vested and outstanding, and 200,000 options had been exercised. The options expire, if not exercised, by one year beginning from the vesting date.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth the holdings of common stock by each person who, as of June 30 , 2000, held of record, or was known by the Company to own beneficially, more than 5% of the outstanding common stock of the company, by all directors individually, and by all officers and directors as a group.

                                                  Amount and
                                                  Nature of
         Title of         Name & Address of       Beneficial      Percent of
         Class            Beneficial Owner        Ownership      Common Stocks

         Common Stock     Michael C. Davies1        925,867          10.0
         Common Stock     Gordon W. Davies2         930,400          10.0
         Common Stock     Canvasback Company,       450,000           5.0
                          Ltd.(3)
         Common Stock     Kurt Baum                 599,835           6.0



All Officers and
Directors as a Group                              2,906,102          31.0%


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

2 Includes 200,000 Exercised Options and 550,000 Unvested Options held by Gordon W. Davies, pursuant his Employment Contract.

3 Canvasback Company, Ltd. is an Anguilla corporation whose Chief Executive Officer is Bernadine Romney, a resident of Anguilla.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

1.      Acquisition of Business Customers of Bruce Selk, dba Sierra
Technologies

        Sierra Technologies was established by Bruce Selk in June 1997 and was in the business of buying and selling industrial chemicals. In June of 1999, We offered Mr. Selk a position of CEO. As part of these negotiations, Mr. Selk transferred all of his business done under the name, Sierra Technologies, into us. Under the informal agreement with Mr. Selk, the Registrant assumed all of the liabilities ($82,805) of Sierra Technologies, and was assigned all of its business assets, $64,588, including its accounts receivable, and its base of customer accounts for brokered chemicals. In September 2000 Mr. Selk resigned as Chief Operating Officer of Recycling Centers of America, Inc. He took with him his relationship based brokered chemical business. The Company, however still has an active chemical business.

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

        The Company has issued the following options to acquire the Company's Common Stock, at an option exercise price of $0.40 per share, to the following non-officer employees:

                                                            Option
Name                     Title       No. Of Options     Expiration Date
-------------------      -----       --------------     ---------------
David Gramazio                           200,000           08/01/02
Stuart Newton                            133,333           08/01/02
Randy Ricker                             107,500           12/29/01
Del Stevens                              100,000           12/29/01
Scott Carpenter                          250,000           12/29/02
Mary Jane Von Bokel                       50,000           01/01/02
Robert Leiphart                           42,500           01/01/02
Vern Hinderer                             50,000           01/01/02
Stuart Rubin                             100,000           01/01/02
Dave Butler                              100,000           01/01/02

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

ITEM 13.  INDEX TO EXHIBITS

           F2-F11  Audited Financial Statements as of June 30, 2001 and 2000.
    3.     (i)     *Articles of Incorporation of Recycling Centers of America, Inc.
           (ii)    *Bylaws of Recycling Centers of America, Inc.

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

                                           RECYCLING CENTERS OF AMERICA, INC.



           Date: November 27, 2001             /s/ Michael C. Davies
                                                   -----------------
                                                   Michael C. Davies
                                                   Chief Financial Officer


           Date: November 27, 2001             /s/ Gordon Davies
                                                   -----------------
                                                   Gordon Davies
                                                   President and a Director




                                     CONTENTS
                                                                            PAGE

Independent Auditors' Report ............................................... F-2

Balance Sheets ............................................................. F-3

Statement of Operations .................................................... F-4

Statements of Stockholders' Equity (Deficit) ............................... F-5

Statements of Cash Flows ................................................... F-6

Notes to the Financial Statements ................................... F-7 - F-11

                          INDEPENDENT AUDITORS' REPORT

                            To the Board of Directors
                        Recycling Centers of America, Inc.

We have audited the accompanying balance sheets of Recycling Centers of America, Inc. and Subsidiaries as of June 30, 2001 and 2000 and the related statements of operations, stockholder's equity (deficit) and cash flows for the years then ended These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Recycling Centers of America, Inc. and Subsidiaries as of June 30, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note J to the financial statements, the Company has no equity and has no significant operating results to date that together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note J. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                     /s/ Stuart Rubin, CPA
                                                         ------------------
                                                         Stuart Rubin, CPA
                                                         November 27, 2001

                           RECYCLING CENTERS OF AMERICA, INC.
                                    Balance Sheets

                                                                         June 30,
                                                               ---------------------------
                                                                    2001            2000
                                                               ----------       ----------
ASSETS

Cash and cash equivalents                                          12,604            5,571
Accounts receivable, net                                          181,779          146,405
Inventory                                                          71,128           47,734
                                                               ----------       ----------
     Total Current Assets                                         265,511          199,710

Equipment, net                                                     22,065          139,160

Other Assets                                                       12,320            9,893

     TOTAL ASSETS                                                 299,896          348,763
                                                               ----------       ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                  344,199          125,826
Contract payable                                                        -           62,266
Note payable                                                            -          120,316
Taxes payable                                                     186,900           63,769
Convertible debentures                                            248,483          315,858
                                                               ----------       ----------
     Total current liabilities                                    779,582          688,035

Long-term notes payable                                                 -          124,626
Loans from officers and shareholders                              185,560          102,160
                                                               ----------       ----------
     TOTAL LIABILITES                                             965,142          914,821

Common stock; 75,000,000 authorized of $.01 par value,
10,222,815 and 8,665,920 shares issued and outstanding
as of June 30, 2001 and 2000 respectively                       4,193,790        3,151,309
Less: common stock in treasury of 1,500,000 shares                (15,000)         (15,000)
Preferred stock                                                       380              380
Retained earnings                                              (3,841,162)      (2,469,360)
Net income                                                     (1,003,254)      (1,233,387)
                                                               ----------       ----------
     Total stockholders' equity                                  (665,246)        (566,058)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         299,896          348,763
                                                               ----------       ----------

The accompanying notes are an integral part of these financial statements.


                           RECYCLING CENTERS OF AMERICA, INC.
                                Statements of Operations

                                                              For the Years Ended June 30,
                                                               ---------------------------
                                                                    2001            2000
                                                               ----------       ----------
REVENUES

Contract income                                                   264,876          213,905
Chemical sales                                                    102,343          253,031
                                                               ----------       ----------
                                                                  367,219          466,936

Cost of sales                                                     171,303          326,991
                                                               ----------       ----------
     Gross Profit                                                 195,916          139,945

OPERATING EXPENSES

Wages and payroll taxes                                           556,310          569,695
Office expenses                                                   101,390           80,756
Bad debt expense                                                  141,993           96,064
Professional fees                                                 313,654          228,958
Stock transfer fees                                                 6,817            8,128
Travel expenses                                                    48,581           27,240
Marketing expenses                                                 19,695           24,737
Depreciation expense                                               30,000           15,250
Insurance                                                          23,573           25,443
Auto expense                                                       33,084           25,914
Engineering expenses                                                  470           24,875
Dues and subscriptions                                                 30              790
                                                               ----------       ----------
     Total operating expenses                                   1,275,597        1,127,850

OTHER EXPENSE

Income from sale of Aquatek                                       (97,064)               -
Interest expense                                                   20,637            7,454
Brody Investment                                                        -          238,028
                                                               ----------       ----------
     Total other expense                                          (76,427)         245,482

NET LOSS                                                       (1,003,254)      (1,233,387)
                                                               ----------       ----------
LOSS PER SHARE                                                      (0.10)           (0.14)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                  10,222,815        8,665,920

The accompanying notes are an integral part of these financial statements.


                          RECYCLING CENTERS OF AMERICA, INC.
                     Statements of Stockholders' Equity (Deficit)

                                                                                                                   Total
                                             Common Stock              Preferred Stock           Accumulated    Stockholders
                                          Shares       Amount         Shares     Amount            Deficit        Deficit

Balance   June 30, 1999                 5,066,677     2,230,178       52,902          380       (2,469,360)       (238,802)

Issuance of Common Stock                5,099,243       921,131            -                                       921,131

Common Stock Placed in Treasury        (1,500,000)      (15,000)                                                   (15,000)

Net loss for the year ended
June 30, 2000                                   -             -            -            -       (1,233,387)     (1,233,387)
                                       ----------     ---------      -------      -------       ----------      ----------
Balance   June 30, 2000                 8,665,920     3,136,309       52,902          380       (3,702,747)       (566,058)

Adjustment from sale of Aquatek                                                                   (138,415)       (138,415)

Issuance of Common Stock                1,556,895     1,042,481                                                  1,042,481

Net loss for the year ended
June 30, 2001                                   -             -            -            -       (1,003,254)     (1,003,254)
                                       ----------     ---------      -------      -------       ----------      ----------
Balance June 30, 2001                  10,222,815     4,178,790       52,902          380       (4,844,416)       (665,246)
                                       ----------     ---------      -------      -------       ----------      ----------

The accompanying notes are an integral part of these financial statements.


                           RECYCLING CENTERS OF AMERICA, INC.
                                Statements of Cash Flow

                                                              For the Years Ended June 30,
                                                               ---------------------------
                                                                    2001            2000
                                                               ----------       ----------
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)                                              (1,003,254)      (1,233,387)
Adjustments to reconcile net
income (loss) to net cash:
Depreciation                                                       30,000           15,250
Loss on disposition of equipment                                        -          (22,576)
Changes in assets and liabilities:
(Increase) decrease in accounts receivables                       (35,374)          12,824
(Increase) decrease in inventory                                  (23,394)         (47,734)
(Increase) decrease in other assets                                (2,427)            (220)
Increase (decrease) in accounts payable and
other current liabilities                                             645           30,125
                                                               ----------       ----------
Net Cash Provided (Used) by
Operating Activities                                           (1,033,804)      (1,245,718)
                                                               ----------       ----------
CASH FLOWS FROM INVESTING
ACTIVITIES

(Purchase) / Conversion of test equipment                         117,095         (102,444)
                                                               ----------       ----------
Net Cash Provided (Used) by
Investing Activities                                              117,095         (102,444)
                                                               ----------       ----------
CASH FLOWS FROM FINANCING
ACTIVITIES

Aquatek sale to management                                       (138,415)               -
Pall financing of equipment sales                                 128,277          124,626
Proceeds from convertible debentures                              (67,375)         315,858
Proceeds from shareholder loans                                   (41,226)        (102,840)
Common stock issued for cash                                    1,042,481          906,131
                                                               ----------       ----------
Net Cash Provided (Used) by
Financing Activities                                              923,742        1,243,775

NET INCREASE (DECREASE) IN CASH                                     7,033         (104,387)

CASH AT THE BEGINNING OF PERIOD                                     5,571          109,958
                                                               ----------       ----------
CASH AT END OF PERIOD                                              12,604            5,571
                                                               ----------       ----------

The accompanying notes are an integral part of these financial statements.


                       Recycling Centers of America, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000

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

5.      Income Taxes

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

6.      Fair Value of Financial Instruments

        The carrying amount of cash, accounts and notes receivable, lines of credit, and other liabilities due in less than one year approximated fair value as of June 30, 2001 and 2000 due to the relatively short maturity of these instruments.

        The carrying value of long-term liabilities approximated fair value as of June 30, 2001 and 2000 based on the current rates offered to the Company for similar debt of the same remaining maturities.

7. Segment Reporting

The Company's wholly owned domestic subsidiary, Aquatek, Inc., which provides consulting services to Cass Industries, has generated all the revenue for the year ended March 31, 2000. The revenues for the period ended March 31, 2001 were generated from sales of recycling equipment to the dairy industry. All sales were within the United States.

8.   Recent Accounting Pronouncements

The Recent Accounting Pronouncements including SFAS 133 do not have any applicability to the Company's current and future operations.

NOTE C - ACCOUNTS RECEIVABLE

All accounts Receivable are trade related. These receivables are current and collection is fully expected. No reserve for uncollectable accounts is deemed necessary.

NOTE D - PLANT PROPERTY AND EQUIPMENT

Plant, Property and Equipment consisted of the following at June 30, 2001 and 2000:

                                                  2001           2000
                                                -------        --------
Computers and Office Equipment                $  62,191       $  43,053
        Test Equipment                                0         117,096
        Transportation Equipment                      0               0
                                                -------        --------
                                                 62,191         160,149
        Less accumulated depreciation           (40,126)        (20,989)
                                                -------        --------
        Balance                               $  22,065       $ 139,160


Depreciation expense was $30,000 and $15,250 for the year ended June 30, 2001 and 2000.

NOTE E - NOTES PAYABLE

Notes payable consisted of the following at June 30, 2001 and 2000:

                                                  2001           2000
                                                -------        --------
Loan Payable to Shareholders bearing
interest rate of 10 % payable in restricted
stock of the Company                           $      0       $  58,003

Note Payable to Pall Filter payable in
installments beginning March 2001               253,903         186,939
                                                -------        --------
                                        Total $ 253,903       $ 244,942

Less long-term portion                               (0)       (124,626)
Current Portion                               $ 253,903       $ 120,316

NOTE F - RELATED PARTY TRANSACTIONS

Certain of the Company's major shareholders have loaned money to the Company at various times. The consolidated long-term loans as of June 30, 2001 and 2000 from related parties are $185,560 and $102,160 respectively. It is the intent of the Company to convert these notes into common shares of stock. These loans bear interest at ten percent (10%) per annum.

NOTE G - COMMITMENTS AND CONTINGENCIES

The Company conducts its operations utilizing leased facilities and equipment under noncancellable operating lease agreements expiring at various dates through the year 2003. Future minimum lease commitments, excluding property taxes and insurance, are approximately as follows:

                         Year ending June 30,
                                2002                    $ 25,592
                                2003                      25,592
                                2004                      15,333

Rent expense for all leased facilities and equipment was approximately $24.590 and $41,748 for the year ended June 30, 2001 and 2000, respectively.

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

The majority of the Sales in 2001 and 2000 are to a few customers. At June 30, 2001 and 2000, the largest one customer comprised approximately $144,276 and $198,983 of the Company's accounts receivable. Management believes that customer acceptance, billing, and collection policies are adequate to minimize potential risk on trade receivables.

NOTE I - ACQUISITION OF SIERRA TECHNOLOGIES

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

NOTE J - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses which have result in an accumulated deficit of $ 4,844,416 at June 30, 2001 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relation to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional revenues through its technologies and to rely upon additional equity financing if required to sustain operations. The management of the Company has committed to covering the operating expenses of the Company until adequate sales are generated.

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