Form 10QSB
period 2001-09-30
RECYCLING CENTERS OF AMERICA INC
filed 2001-12-10
CIK 1100091

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


                    Securities outstanding as of September 30, 2001
                       11,317,773 Common shares $.01 Par Value




PART I ---FINANCIAL INFORMATION

Item 1.  Financial Statements



                      RECYCLING CENTERS OF AMERICA, INC.
                                Balance Sheets
                                 (Unaudited)

                                                                      September 30,
                                                                   2001           2000

ASSETS

Cash and cash equivalents                                          3,624           7,502
Accounts receivable, net                                         197,741         258,513
Inventory                                                         71,128         255,121
                                                               ---------       ---------
     Total Current Assets                                        272,493         521,136

Equipment, net                                                    20,065         141,208

Loan to Officers/Shareholders                                     25,670               -
Loan to Scottsdale                                                75,000
Other Assets                                                           -               -
Brody Acquisition                                                      -           5,865

     TOTAL ASSETS                                                393,228         668,209
                                                               ---------       ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                 127,635         201,563
Contract payable                                                       -          12,266
Note payable                                                           -          29,085
Taxes payable                                                    185,168          63,131
                                                               ---------       ---------
Note payable -- Pall Filter                                      219,903         403,889
Convertible debentures                                           386,127         467,968

     Total current liabilities                                   918,833       1,177,902

Long-term notes payable                                           20,000               -
Loans from officers and shareholders                             185,560         247,160

     TOTAL LIABILITES                                          1,124,393       1,425,062

Common stock; 75,000,000 authorized of $.01 par value,
11,317,773 and 8,665,920 shares issued and outstanding
as of September 30, 2001 and 2000 respectively                 4,252,031       3,090,286
Preferred stock  380     380
Less: common stock in treasury of 1,500,000 shares               (15,000)        (15,000)
Retained earnings                                             (4,844,416)     (3,702,747)
Net income                                                      (124,160)       (129,772)
                                                               ---------       ---------
     Total stockholders' equity                                 (731,165)       (756,853)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  393,228         668,209
                                                               ---------       ---------

The accompanying notes are an integral part of these financial statements.



                      RECYCLING CENTERS OF AMERICA, INC.
                          Statements of Operations
                                (Unaudited)

                                                                  For the Three Months
                                                                   Ended September 30,
                                                                  2001            2000
REVENUES

Equipment Sales                                                        -         324,150
Engineering Services                                              57,500               -
Chemical Sales and other                                          34,161               -
                                                               ---------       ---------
                                                                  91,661         324,150

Cost of sales                                                     50,336         168,431
                                                               ---------       ---------
     Gross Profit                                                 41,325         155,719

OPERATING EXPENSES

Wages and payroll taxes                                           76,564         168,039
Professional fees                                                 58,440          80,280
Office expenses                                                   11,629          25,052
Marketing expenses                                                     -             494
Auto expense                                                      11,909           7,940
Insurance                                                         (1,076)          6,553
Depreciation expense                                               2,000          10,000
Travel expenses                                                        -           9,161
Stock transfer fees                                                1,617           1,209
Dues and subscriptions                                               200              30
Engineering expenses                                                   -             342
                                                               ---------       ---------
     Total operating expenses                                    161,283         309,100

OTHER (INCOME) EXPENSE

Income from sale of Aquatek                                            -         (55,000)
Interest expense                                                   4,202           4,991
Other expense                                                          -          26,400
                                                               ---------       ---------
     Total other expense                                           4,202         (23,609)

NET LOSS                                                        (124,160)       (129,772)
                                                               ---------       ---------


LOSS PER SHARE                                                     (0.01)          (0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                 11,317,773       8,665,920

The accompany notes are an integral part of these financial statements.




                      RECYCLING CENTERS OF AMERICA, INC.
                           Statements of Cash Flow
                                 (Unaudited)

                                                                  For the Three Months
                                                                   Ended September 30,
                                                                  2001            2000
CASH FLOWS FROM
OPERATING ACTIVITIES

Net income (loss)                                               (124,160)       (129,772)
Adjustments to reconcile net
income (loss) to net cash:
Depreciation                                                       2,000          10,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivables                      (15,962)       (112,108)
(Increase) decrease in inventory                                       -        (207,387)
(Increase) decrease in shareholder loans                         (25,670)              -
(Increase) decrease in loans to scottsdale                       (75,000)
(Increase) decrease in other assets                               12,320           9,893
Increase (decrease) in accounts payable and
other current liabilities                                         35,607         (66,132)
                                                               ---------       ---------
Net Cash Provided (Used) by
Operating Activities                                            (190,865)       (495,506)
                                                               ---------       ---------
CASH FLOWS FROM INVESTING
ACTIVITIES

Purchase of fixed assets                                               -          (2,048)
Other                                                                  -         (10,000)
Brody Acquisition                                                      -          (5,865)
                                                               ---------       ---------
Net Cash Provided (Used) by
Investing Activities                                                   -         (17,913)
                                                               ---------       ---------
CASH FLOWS FROM FINANCING
ACTIVITIES

Pall Filter note payable                                         (34,000)        279,263
Increase in long-term notes payable                               20,000
Proceeds from convertible debentures                             147,644         152,110
Proceeds from shareholder loans                                        -         145,000
Common stock issued for cash                                      55,274         (61,023)
                                                               ---------       ---------
Net Cash Provided (Used) by
Financing Activities                                             188,918         515,350

NET INCREASE (DECREASE) IN CASH                                   (1,947)          1,931

CASH AT THE BEGINNING OF PERIOD                                    5,571           5,571
                                                               ---------       ---------
CASH AT END OF PERIOD                                              3,624           7,502
                                                               ---------       ---------

The accompanying notes are an integral part of these financial statements.



                           Recycling Centers of America, Inc.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2001 and 2000


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

   2. Revenue Recognition

The revenues in fiscal year 1999 were generated from the consulting services of Aquatek. These revenues were recorded when the consulting services were provided. The revenues in fiscal year 2000 were generated from the sale of waste water recycling equipment and chemical sales by Aquadynamic Technologies, Inc.

Revenue is recognized on the sale of equipment after the equipment is functioning in accordance with the customer purchase order. In these instances, the customer specifies throughput levels (volumes) and other processing criteria that must be achieved. Revenue for Engineering Services are recorded when the service has been provided. Revenue for Chemical sales are recorded when the chemicals are delivered to the customer.

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

                   Transportation Equipment.............3-5 years
                   Office Furniture and Fixtures........5-7 years
                   Machinery and Equipment.............3-10 years

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

        There has been no provision for income taxes as current and previous operations of the Company have resulted in taxable losses. There is no determinable benefit of these net operating losses of $4,844,416 as of June 30, 2001 which can be carried forward for 15 years because of the significant losses incurred by the Companies.

   6. Fair Value of Financial Instruments

        The carrying amount of cash, accounts and notes receivable, lines of credit, and other liabilities due in less than one year approximated fair value as of September 30, 2001 and 2000 due to the relatively short maturity of these instruments.

        The carrying value of long-term liabilities approximated fair value as of September 30, 2001 and 2000 based on the current rates offered to the Company for similar debt of the same remaining maturities.


6. Segment Reporting

The revenues for the three months ended September 30, 2000 were generated from sales of recycling equipment to the dairy industry. The revenues is fiscal year 2001 were generated from engineering services and sales of chemicals. All sales were within the United States.


7.   Recent Accounting Pronouncements

The Recent Accounting Pronouncements including SFAS 133 do not have any applicability to the Company's current and future operations.


NOTE C - ACCOUNTS RECEIVABLE

All accounts Receivable are trade related. These receivables are current and collection is fully expected. No reserve for uncollectable accounts is deemed necessary.


NOTE D - PLANT PROPERTY AND EQUIPMENT

Plant, Property and Equipment consisted of the following at September 30, 2001 and 2000:

                                                   2001            2000
                                                 -------         -------
Computers and Office Equipment                   $62,191         $62,191
Test Equipment                                         0         121,818
Transportation Equipment                               0          13,191
                                                 -------         -------
                                                  62,191         187,487
        Less accumulated depreciation            (42,126)        (55,992)
                                                 -------         -------
        Balance                                  $20,065        $121,495


Depreciation expense was $2,000 and $10,000 for the three months ended September 30, 2001 and 2000.


NOTE E - NOTES PAYABLE

Notes payable consisted of the following at September 30, 2001 and 2000:

                                                   2001            2000
                                                 -------         -------
Loan Payable to Shareholders
interest rate of 10 % payable in restricted
stock of the Company                             $20,000        $ 29,085

Note Payable to Pall Filter payable in
installments beginning March 2001
bearing interest at 8 % per annum                219,903         403,889
                                                 -------         -------
                 Total                          $229,903        $432,974

                 Less long-term portion          (20,000)             (0)
                 Current Portion                $219,903        $432,974



NOTE F - RELATED PARTY TRANSACTIONS

Certain of the Company's major shareholders have loaned money to the Company at various times. The consolidated long-term loans as of September 30, 2001 and 2000 from related parties are $185,560 and $247,160 respectively. It is the intent of the Company to convert these notes into common shares of stock. These loans bear interest at ten percent (10%) per annum.


NOTE G - COMMITMENTS AND CONTINGENCIES

The Company conducts its operations utilizing leased facilities and equipment under noncancellable operating lease agreements expiring at various dates through the year 2003. Future minimum lease commitments, excluding property taxes and insurance, are approximately as follows:

                        Year ending June 30,
                        ---------------------------------
                        2002......................$25,592
                        2003.......................25,592
                        2004.......................15,333

Rent expense for all leased facilities and equipment was approximately $6,288 and $4,932 for the three months ended September 30, 2001 and 2000, respectively.

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

The Sales during the three months ended September 30, 2001 and 2000 are to diverse customers; no one customer represents the majority of the sales. Management believes that customer acceptance, billing, and collection policies are adequate to minimize potential risk on trade receivables.


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


NOTE J - ACQUISITION OF SIERRA TECHNOLOGIES

On June 1, 1999 the Company purchased Sierra Technologies, Inc whose business includes purchasing, treatment and brokerage of chemical and petroleum products throughout North America. The net purchase price was $22,299 which represents the difference between the amount owed to Sierra Technologies vendors and the Accounts Receivable due from its customers. In September 2000 the President of Sierra Technologies resigned as Chief Executive Officer of Recycling Centers of America, Inc. to pursue other interests. He took with him certain amount of the brokered chemical business.


NOTE K - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses which have result in an accumulated deficit of $ 4,968,576 at September 30, 2001 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relation to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional revenues through its technologies and to rely upon additional equity financing if required to sustain operations. The management of the Company has committed to covering the operating expenses of the Company until adequate sales are generated.


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


Item 2. Management's Discussion and Analysis


                        MANAGEMENT DISCUSSION AND ANALYSIS
                        INTERIM FINANCIAL STATEMENTS AS OF
                           SEPTEMBER 30, 2001 AND 2000


Three Month Statement of Operations

The Company has incurred losses of $124,160 for the three months ended September 30, 2001 as compared to a net loss of $129,772 for the three months ended September 30, 2000. Thee losses can be attributed to the fact that the Company is incurring significant costs in the implementation of its business strategy of becoming a leader in filtration system technologies.

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

        The Cost of goods sold represents fifty two percent (52 %) for the three months ending September 30, 2000 on sales of filtration equipment. The cost of sales for the three months ending September 31, 2001 was fifty five percent (55 %) and was derived from the sales of chemicals and engineering services. There were no sales of filtration equipment during the three months ended September 31, 2001. The cost of sales includes those direct sales and marketing expenses that can be attributed to these sales.

        Operating expenses consist primarily of general and administrative expenses. For the three months ended September 30, 2001 operating expenses totaled $161,283 as compared to $309,100 for the three months ended September 30, 2000. The management of the company has made a concerted effort to reduce costs of operations and in almost all expense categories the costs have been substantially reduced as compared with the previous year.

        During the three months ended September 30, 2000 the Company recognized a gain from the sale of Aquatek to its management of $55,000. As an offset to this gain the Company incurred $26,400 relating to the settlement with the previous owners of the Company's corporate office space. The Company moved into substantially less expensive office space. Interest expenses between the years remained constant.


Liquidity and Capital Resources

As of September 30, 2001 the Company had cash and cash equivalents of $3,624 as compared to cash and cash equivalents of $7,502 as of September 30, 2000. At September 30, 2001, the Company had a working capital deficit (total current liabilities in excess of total current assets) of $646,340 as compared to a working capital deficit of $656,766 as of September 30, 2000. The working capital deficit as evidence has remained consistent between years.

The principal use of cash for the six months ended September 30, 2001 and 2000 was to fund the net loss from operations. The Company through a 506 D Offering has solicited investment funds of $137,644 from the issuance of Convertible Debentures. In addition, during this period the Company obtained $58,241 from the issuance of common stock to fund the loss from operations.

The management of the Company has committed to covering the operating expenses of the Company until adequate sales are generated. It is anticipated that the Company will become profitable and begin to generate sufficient cash flow to meet its monthly operating expenses by quarter end March 2002. In June 2000 the Company began soliciting $10.0 million in accordance with SEC Regulation 506 D in the form of a convertible debentures. There is no assurance that this effort will be successful or that enough capital will be brought into the business. The Company month operating expenses currently average approximately $45,000 per month.


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


                                         Recycling Centers of America, Inc.



                                        By: /s/ Michael Davies
Date: 12/10/2001                                -------------------
                                                Michael Davies, CFO