Form 10KSB/A
period 2000-06-30
RECYCLING CENTERS OF AMERICA INC
filed 2001-12-20
CIK 1100091

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-KSB/A

              (This refers to the original Form 10KSB that was
                     filed with the SEC on 07/31/2001)


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

ITEM 7. FINANCIAL STATEMENTS


                        PART F/S FINANCIAL STATEMENTS

                                   CONTENTS

                             JUNE 30 2000 & 1999

Independent Auditors' Report ............................................. F-2

Balance Sheets ........................................................... F-3

Statement of Operations .................................................. F-4

Statements of Stockholders' Equity (Deficit) ............................. F-5

Statements of Cash Flows ................................................. F-6

Notes to the Financial Statements ........................................ F-7

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


 /s/ Stuart Rubin
     ------------
     Stuart Rubin, CPA
     February 15, 2001

                    RECYCLING CENTERS OF AMERICA, INC.
                             Balance Sheets

                                                                                 June 30,
                                                                           2000           1999

ASSETS

Cash and cash equivalents                                                  5,571         109,958
Accounts receivable, net                                                 146,405         159,229
Inventory                                                                 47,734               -

     Total Current Assets                                                199,710         269,187

Equipment, net                                                           139,160          29,390

Other Assets                                                               9,893           9,673

     TOTAL ASSETS                                                        348,763         308,250


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                         125,826         162,449
Contract payable                                                          62,266         168,221
Note payable                                                             120,316          10,034
Taxes payable                                                             63,769           1,348
Convertible debentures                                                   315,858               -

     Total current liabilities                                           688,035         342,052

Long-term notes payable                                                  124,626               -
Loans from officers and shareholders                                     102,160         205,000

     TOTAL LIABILITES                                                    914,821         547,052

Common stock; 75,000,000 authorized of $.01 par value,
8,665,920 and 5,066,677 shares issued and outstanding
as of June 30, 2000 and 1999 respectively                              3,151,309       2,230,178
Less: common stock in treasury of 1,500,000 shares                       (15,000)
Preferred stock                                                              380             380
Retained earnings                                                     (2,469,360)     (1,672,444)
Net income                                                            (1,233,387)       (796,916)

     Total stockholders' equity                                         (566,058)       (238,802)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                348,763         308,250



The accompanying notes are an integral part of these financial statements


                       RECYCLING CENTERS OF AMERICA, INC.
                            Statements of Operations



                                                      For the Years Ended June 30,
                                                          2000            1999
REVENUES

Contract income                                          213,905         685,360
Chemical sales                                           253,031               -
                                                         466,936         685,360

Cost of sales                                            326,991         396,832

     Gross Profit                                        139,945         288,528

OPERATING EXPENSES

Wages and payroll taxes                                  569,695         675,864
Office expenses                                           80,756          95,123
Bad debt expense                                          96,064           4,000
Professional fees                                        228,958          90,801
Stock transfer fees                                        8,128          12,785
Travel expenses                                           27,240          11,909
Marketing expenses                                        24,737          11,218
Depreciation expense                                      15,250           3,160
Insurance                                                 25,443          18,997
Auto expense                                              25,914          13,599
Engineering expenses                                      24,875              52
Dues and subscriptions                                       790           7,734

     Total operating expenses                          1,127,850         945,242

OTHER EXPENSE

Interest expense                                           7,454          17,438
Dissolution of Wil-Flow, Note I                                -         122,764
Brody Investment                                         238,028               -

     Total other expense                                 245,482         140,202

NET LOSS                                              (1,233,387)       (796,916)

LOSS PER SHARE                                             (0.14)          (0.19)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING          8,665,920       4,263,399


The accompanying notes are an integral part of these financial statements


                   RECYCLING CENTERS OF AMERICA, INC.
              Statements of Stockholders' Equity (Deficit)

                                                                                                                   Total
                                                 Common Stock              Preferred Stock      Accumulated     Stockholders
                                          Shares           Amount           Shares  Amount        Deficit         Deficit

Balance   June 30, 1998                    3,460,120       1,560,194       52,902       380     (2,030,111)      (469,537)

Issuance of Common Stock                   1,606,557         669,984            -         -              -        669,984

Foregiveness of Wil-flow Note Payable                                                              357,667        357,667

Net loss for the year ended
 June 30, 1999                                     -           -                -         -       (796,916)      (796,916)


Balance   June 30, 1999                    5,066,677       2,230,178       52,902       380     (2,469,360)      (238,802)

Issuance of Common Stock                                     906,131            -                                 906,131

Net loss for the year ended
June 30, 2000                                      -               -            -         -     (1,233,387)    (1,233,387)

Balance   June 30, 2000                        XXXXX       3,136,309       52,902       380     (3,702,747)      (566,058)


                    RECYCLING CENTERS OF AMERICA, INC.
                         Statements of Cash Flow


                                                      For the Years Ended June 30,
                                                          2000          1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                      (1,233,387)     (796,916)
Adjustments to reconcile net
income (loss) to net cash:
Depreciation                                               15,250         3,160
Loss on disposition of equipment                          (22,576)      (55,242)
Changes in assets and liabilities:
(Increase) decrease in accounts receivables                12,824       (98,723)
(Increase) decrease in inventory                          (47,734)       29,000
(Increase) decrease in other assets                          (220)        8,382
Increase (decrease) in accounts payable and
other current liabilities                                  30,125        55,441

Net Cash Provided (Used) by
Operating Activities                                   (1,245,718)     (854,898)

CASH FLOWS FROM INVESTING
ACTIVITIES

Purchase of test equipment                               (102,444)            -
Wil-Flow Settlement                                             -        85,261

Net Cash Provided (Used) by
Investing Activities                                     (102,444)       85,261

CASH FLOWS FROM FINANCING
ACTIVITIES

Pall financing of equipment sales                         124,626             -
Proceeds from convertible debentures                      315,858             -
Proceeds from shareholder loans                          (102,840)      129,500
Common stock issued for cash                              906,131       669,984

Net Cash Provided (Used) by
Financing Activities                                    1,243,775       799,484

NET INCREASE (DECREASE) IN CASH                          (104,387)       29,847

CASH AT THE BEGINNING OF PERIOD                           109,958        80,111

CASH AT END OF PERIOD                                       5,571       109,958


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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

   1.   Principles of Consolidation

The consolidated financial statements include the accounts of Aquadynamic Technologies, Inc.,its wholly owed subsidiaries Aquatek, Inc. and Wil-Flow, Inc. and Sierra Technologies, Inc. The financial statements of Aquatek, Inc. as of June 30, 2000 were not included as the Company was sold back to its management in Recycling Centers of America, Inc.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

        There has been no provision for income taxes as current and previous operations of the Company have resulted in taxable losses. There is no determinable benefit of these net operating losses of $3,702,747 as of June 30, 2000 which can be carried forward for 15 years because of the significant losses incurred by the Companies.

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


NOTE D - PLANT PROPERTY AND EQUIPMENT

Plant, Property and Equipment consisted of the following at June 30, 2000 and 1999:

                                                  2000               1999
                                                -------            -------
Computers and Office Equipment                  $43,053            $62,191
Test Equipment                                  117,096                  0
Transportation Equipment                              0             13,191
                                                -------            -------
                                                160,149             75,382

Less accumulated depreciation                   (20,989)           (42,832)
                                                -------            -------
Balance                                        $139,160            $29,390


Depreciation expense was $15,250 and $3,160 for the years ended June 30, 2000 and 1999, respectively.

NOTE E - NOTES PAYABLE

Notes payable consisted of the following at June 30, 2000 and 1999:

                                                  2000               1999
                                                -------            -------
Loan Payable to Shareholders payable in
five installments of $10,000 bearing
interest rate of 10 % payable in restricted
stock of the Company                            $58,003        $         0

Note Payable to Pall Filter payable in
installments beginning March 2001
bearing interest at 8 % per annum               186,939                  0

Note payable to First Union Bank for the
purchase of a vehicle.                                0             10,034
                                                -------            -------

                 Total                         $244,942            $10,034

                 Less long-term portion        (124,626)                (0)

                 Current Portion               $120,316            $10,034

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

Fred Davies, a major shareholder of the Company, is also a major debtor to the Company . As of June 30, 1999 he is owed $161,221 for unpaid portion of his management contract. As of June 30, 2000 this debt has been converted into common shares of the Company.

NOTE F - RELATED PARTY TRANSACTIONS (Continued)

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

               Year ending June 30,

                      2001...............$24,096
                      2002............... 18,868


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

NOTE K - ACQUISITION OF SIERRA TECHNOLOGIES, INC.

On June 1, 1999 the Company purchased Sierra Technologies, Inc whose business includes purchasing, treatment and brokerage of chemical and petroleum products throughout North America. The business customer acquired included Newalta Corp., Great Western Chemical, Hci Holchem, Molex Company, MIH International Pacific Epoxy Polymer, Destara Chemica, and Tosco. The net purchase price was $22,299 which represents the difference between the amount owed to Sierra Technologies, Inc. vendors and the Accounts Receivable due from its customers. In September 2000 the President of Sierra Technologies, Inc. resigned as Chief Executive Officer of Recycling Centers of America, Inc. to pursue other interests. He took with him his relationship based brokered chemical business.

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

NOTE N -  ACQUISITION OF BRODY SPECIAL PROJECTS

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

                                        RECYCLING CENTERS OF AMERICA, INC.



                                    /s/ Michael C. Davies
                                        -----------------------
                                        Michael C. Davies
                                        Chief Financial Officer

                                  Date: December 20, 2001


                                    /s/ Gordon Davies
                                        ------------------------
                                        Gordon Davies
                                        President and a Director

                                  Date: December 20, 2001