Form 10QSB/A
period 2001-03-31
RECYCLING CENTERS OF AMERICA INC
filed 2001-12-20
CIK 1100091

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                              Form 10-QSB/A

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



                            RECYCLING CENTERS OF AMERICA, INC.
                                 Statements of Cash Flow
                                        (Unaudited)

                                                        For the Three Months Ended March 31,
                                                             2001                  2000
CASH FLOWS FROM
OPERATING ACTIVITIES

Net income (loss)                                         (340,487)             (269,630)
Adjustments to reconcile net
income (loss) to net cash:
Depreciation                                                10,000                 9,250
Changes in assets and liabilities:
(Increase) decrease in accounts receivables                (77,080)             (131,819)
(Increase) decreaase in inventory                                -                (1,441)
(Increase) decrease in shareholder loans                         -                (4,641)
(Increase) decrease in other assets                          5,307                 1,991
Increase (decrease) in accounts payable and
other current liabilities                                  135,868               (17,874)
                                                          --------              --------
Net Cash Provided (Used) by
Operating Activities                                      (266,392)             (414,164)
                                                          --------              --------
CASH FLOWS FROM INVESTING
ACTIVITIES

Purchase of fixed assets                                   (20,757)              (10,803)
Brody Acquisition                                                -               (43,510)
                                                          --------              --------
Net Cash Provided (Used) by
Investing Activities                                       (20,757)              (54,313)
                                                          --------              --------
CASH FLOWS FROM FINANCING
ACTIVITIES

Pall Filter note payable                                     7,217               186,939
Proceeds from convertible debentures                       310,650                     -
Payback of shareholder loans                               (10,950)             (149,215)
Common stock issued for cash                                     -               400,352
                                                          --------              --------
Net Cash Provided (Used) by
Financing Activities                                       306,917               438,076

NET INCREASE (DECREASE) IN CASH                             19,768               (30,401)

CASH AT THE BEGINNING OF PERIOD                             11,942                39,393
                                                          --------              --------
CASH AT END OF PERIOD                                       31,710                 8,992
                                                          --------              --------

The accompanying notes are an integral part of these financial statements.



                            RECYCLING CENTERS OF AMERICA, INC.
                                 Statements of Cash Flow
                                        (Unaudited)

                                                        For the Nine Months Ended March 31,
                                                             2001                  2000
CASH FLOWS FROM
OPERATING ACTIVITIES

Net income (loss)                                         (628,926)             (686,641)
Adjustments to reconcile net
income (loss) to net cash:
Depreciation                                                30,000                16,830
Changes in assets and liabilities:
(Increase) decrease in accounts receivables               (189,188)              (33,244)
(Increase) decreaase in inventory                         (207,387)               (1,441)
(Increase) decrease in shareholder loans                         -               (10,565)
(Increase) decrease in other assets                          9,893                 6,812
Increase (decrease) in accounts payable and
other current liabilities                                   60,520               206,788
                                                          --------              --------
Net Cash Provided (Used) by
Operating Activities                                      (925,088)             (501,461)
                                                          --------              --------
CASH FLOWS FROM INVESTING
ACTIVITIES

Purchase of fixed assets                                   (31,976)             (106,799)
Wil-Flow Settlement                                              -                     -
Brody Acquisition                                                -              (239,468)
                                                          --------              --------
Net Cash Provided (Used) by
Investing Activities                                       (31,976)             (346,267)
                                                          --------              --------
CASH FLOWS FROM FINANCING
ACTIVITIES

Aquatek disolution                                        (131,531)                    -
Pall Filter note payable                                   298,989                     -
Proceeds from convertible debentures                       676,707                     -
Proceeds (Payback) of shareholder loans                    134,050              (201,715)
Common stock issued for cash                                 4,988               948,477
                                                          --------              --------
Net Cash Provided (Used) by
Financing Activities                                       983,203               746,762

NET INCREASE (DECREASE) IN CASH                             26,139              (100,966)

CASH AT THE BEGINNING OF PERIOD                              5,571               109,958
                                                          --------              --------
CASH AT END OF PERIOD                                       31,710                 8,992
                                                          --------              --------

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


Recycling Centers of America, Inc.



Date: December 20, 2001                /s/  Michael Davies, CFO
     ---------------------                  ------------------------
                                            Michael Davies, CFO