Form 10-K/A
period 2000-06-30
RECYCLING CENTERS OF AMERICA INC
filed 2002-01-22
CIK 1100091

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-KSB/A2

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


 /s/ Stuart Rubin
     ------------
     Stuart Rubin, CPA
     Westlake Village, California
     February 15, 2001

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


The accompanying notes are an integral part of these financial statements


                   RECYCLING CENTERS OF AMERICA, INC.
              Statements of Stockholders' Equity (Deficit)

                                                                                                                   Total
                                                 Common Stock              Preferred Stock      Accumulated     Stockholders
                                             Shares          Amount         Shares  Amount        Deficit         Deficit

Balance   June 30, 1998                    3,460,120       1,560,194       52,902       380     (2,030,111)      (469,537)

Issuance of Common Stock                   1,606,557         669,984            -         -              -        669,984

Foregiveness of Wil-flow Note Payable              -               -            -         -        357,667        357,667

Net loss for the year ended
 June 30, 1999                                     -               -            -         -       (796,916)      (796,916)
                                           ---------       ---------      -------    ------     ----------     ----------

Balance   June 30, 1999                    5,066,677       2,230,178       52,902       380     (2,469,360)      (238,802)

Conversion of Debt to Common Stock           161,221         161,221            -         -              -        161,221

Issuance of Common Stock                   4,938,022         759,910            -         -              -        759,910

Common Stock Placed in Treasury           (1,500,000)        (15,000)           -         -              -        (15,000)

Net loss for the year ended
June 30, 2000                                      -               -            -         -     (1,233,387)    (1,233,387)
                                           ---------       ---------      -------    ------     ----------     ----------
Balance   June 30, 2000                    8,665,920       3,136,309       52,902       380     (3,702,747)      (566,058)
                                           ---------       ---------      -------    ------     ----------     ----------

                    RECYCLING CENTERS OF AMERICA, INC.
                         Statements of Cash Flow


                                                      For the Years Ended June 30,
                                                          2000          1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                      (1,233,387)     (796,916)
Adjustments to reconcile net
income (loss) to net cash:
Depreciation                                               15,250         3,160
Loss on disposition of equipment                          (22,576)      (55,242)
Changes in assets and liabilities:
(Increase) decrease in accounts receivables                12,824       (98,723)
(Increase) decrease in inventory                          (47,734)       29,000
(Increase) decrease in other assets                          (220)        8,382
Increase (decrease) in accounts payable and
other current liabilities                                  30,125        55,441

Net Cash Provided (Used) by
Operating Activities                                   (1,245,718)     (854,898)

CASH FLOWS FROM INVESTING
ACTIVITIES

Purchase of test equipment                               (102,444)            -
Wil-Flow Settlement                                             -        85,261

Net Cash Provided (Used) by
Investing Activities                                     (102,444)       85,261

CASH FLOWS FROM FINANCING
ACTIVITIES

Pall financing of equipment sales                         124,626             -
Proceeds from convertible debentures                      315,858             -
Proceeds from shareholder loans                          (102,840)      129,500
Conversion of management contract to equity               161,221             -
Common stock issued for cash                              744,910       669,984

Net Cash Provided (Used) by
Financing Activities                                    1,243,775       799,484

NET INCREASE (DECREASE) IN CASH                          (104,387)       29,847

CASH AT THE BEGINNING OF PERIOD                           109,958        80,111

CASH AT END OF PERIOD                                       5,571       109,958


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

                                        RECYCLING CENTERS OF AMERICA, INC.



                                    /s/ Michael C. Davies
                                        -----------------------
                                        Michael C. Davies
                                        Chief Financial Officer

                                  Date: January 22, 2002


                                    /s/ Gordon Davies
                                        ------------------------
                                        Gordon Davies
                                        President and a Director

                                  Date: January 22, 2002