Form 10-K/A
period 2001-06-30
RECYCLING CENTERS OF AMERICA INC
filed 2002-01-22
CIK 1100091

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     Form 10-KSB/A

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

ITEM 2  DESCRIPTION OF PROPERTY ...................................... 8

ITEM 3  LEGAL PROCEEDINGS ............................................ 9

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                HOLDERS .............................................. 9

PART II .............................................................. 9

ITEM 5  MARKET OF COMMON EQUITY AND RELATED STOCK -
                HOLDER MATTERS ....................................... 9

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

                                           RECYCLING CENTERS OF AMERICA, INC.



           Date: January 22, 2002              /s/ Michael C. Davies
                                                   -----------------
                                                   Michael C. Davies
                                                   Chief Financial Officer


           Date: January 22, 2002              /s/ Gordon Davies
                                                   -----------------
                                                   Gordon Davies
                                                   President and a Director




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


 /s/ Stuart Rubin
     ------------
     Stuart Rubin, CPA
     Westlake Village, California
     November 27, 2001

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


                          RECYCLING CENTERS OF AMERICA, INC.
                     Statements of Stockholders' Equity (Deficit)

                                                                                                                   Total
                                             Common Stock              Preferred Stock           Accumulated    Stockholders
                                          Shares       Amount         Shares     Amount            Deficit        Deficit

Balance June 30, 1999                   5,066,677     2,230,178       52,902          380       (2,469,360)       (238,802)

Conversion of Debt to Common Stock        161,221       166,221            -            -                -         166,221

Issuance of Common Stock                4,938,022       759,910            -            -                -         759,910

Common Stock Placed in Treasury        (1,500,000)      (15,000)           -            -                -         (15,000)

Net loss for the year ended
June 30, 2000                                   -             -            -            -       (1,233,387)     (1,233,387)
                                       ----------     ---------      -------      -------       ----------      ----------
Balance   June 30, 2000                 8,665,920     3,136,309       52,902          380       (3,702,747)       (566,058)

Adjustment from sale of Aquatek                 -             -            -            -         (138,415)       (138,415)

Issuance of Common Stock                1,556,895     1,042,481            -            -                -       1,042,481

Net loss for the year ended
June 30, 2001                                   -             -            -            -       (1,003,254)     (1,003,254)
                                       ----------     ---------      -------      -------       ----------      ----------
Balance June 30, 2001                  10,222,815     4,178,790       52,902          380       (4,844,416)       (665,246)
                                       ----------     ---------      -------      -------       ----------      ----------

The accompanying notes are an integral part of these financial statements.


                           RECYCLING CENTERS OF AMERICA, INC.
                                Statements of Cash Flow

                                                              For the Years Ended June 30,
                                                               ---------------------------
                                                                    2001            2000
                                                               ----------       ----------
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)                                              (1,003,254)      (1,233,387)
Adjustments to reconcile net
income (loss) to net cash:
Depreciation                                                       30,000           15,250
Loss on disposition of equipment                                        -          (22,576)
Changes in assets and liabilities:
(Increase) decrease in accounts receivables                       (35,374)          12,824
(Increase) decrease in inventory                                  (23,394)         (47,734)
(Increase) decrease in other assets                                (2,427)            (220)
Increase (decrease) in accounts payable and
other current liabilities                                             645           30,125
                                                               ----------       ----------
Net Cash Provided (Used) by
Operating Activities                                           (1,033,804)      (1,245,718)
                                                               ----------       ----------
CASH FLOWS FROM INVESTING
ACTIVITIES

(Purchase) / Conversion of test equipment                         117,095         (102,444)
                                                               ----------       ----------
Net Cash Provided (Used) by
Investing Activities                                              117,095         (102,444)
                                                               ----------       ----------
CASH FLOWS FROM FINANCING
ACTIVITIES

Aquatek sale to management                                       (138,415)               -
Pall financing of equipment sales                                 128,277          124,626
Proceeds from convertible debentures                              (67,375)         315,858
Proceeds (Payback) of shareholder loans                           (41,226)        (102,840)
Conversion of management contract to equity                             -          161,221
Common stock issued for cash                                    1,042,481          766,910
                                                               ----------       ----------
Net Cash Provided (Used) by
Financing Activities                                              923,742        1,265,775

NET INCREASE (DECREASE) IN CASH                                     7,033         (104,387)

CASH AT THE BEGINNING OF PERIOD                                     5,571          109,958
                                                               ----------       ----------
CASH AT END OF PERIOD                                              12,604            5,571
                                                               ----------       ----------

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