Form 10QSB/A
period 2001-09-30
RECYCLING CENTERS OF AMERICA INC
filed 2002-01-22
CIK 1100091

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




                      RECYCLING CENTERS OF AMERICA, INC.
                           Statements of Cash Flow
                                 (Unaudited)

                                                                  For the Three Months
                                                                   Ended September 30,
                                                                  2001            2000
CASH FLOWS FROM
OPERATING ACTIVITIES

Net income (loss)                                               (124,160)       (129,772)
Adjustments to reconcile net
income (loss) to net cash:
Depreciation                                                       2,000          10,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivables                      (15,962)       (112,108)
(Increase) decrease in inventory                                       -        (207,387)
(Increase) decrease in shareholder loans                         (25,670)              -
(Increase) decrease in loans to scottsdale                       (75,000)
(Increase) decrease in other assets                               12,320           9,893
Increase (decrease) in accounts payable and
other current liabilities                                         35,607         (66,132)
                                                               ---------       ---------
Net Cash Provided (Used) by
Operating Activities                                            (190,865)       (495,506)
                                                               ---------       ---------
CASH FLOWS FROM INVESTING
ACTIVITIES

Purchase of fixed assets                                               -          (2,048)
Other                                                                  -         (10,000)
Brody Acquisition                                                      -          (5,865)
                                                               ---------       ---------
Net Cash Provided (Used) by
Investing Activities                                                   -         (17,913)
                                                               ---------       ---------
CASH FLOWS FROM FINANCING
ACTIVITIES

Pall Filter note payable                                         (34,000)        279,263
Increase in long-term notes payable                               20,000
Proceeds from convertible debentures                             147,644         152,110
Proceeds (Payback) of shareholder loans                                -         145,000
Common stock issued (purchased) for cash                          55,274         (81,023)
                                                               ---------       ---------
Net Cash Provided (Used) by
Financing Activities                                             188,918         515,350

NET INCREASE (DECREASE) IN CASH                                   (1,947)          1,931

CASH AT THE BEGINNING OF PERIOD                                    5,571           5,571
                                                               ---------       ---------
CASH AT END OF PERIOD                                              3,624           7,502
                                                               ---------       ---------

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


                                         Recycling Centers of America, Inc.



                                        By: /s/ Michael Davies
Date: 01/22/2002                                -------------------
                                                Michael Davies, CFO