Form 10QSB
period 2001-12-31
RECYCLING CENTERS OF AMERICA INC
filed 2002-02-13
CIK 1100091

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


                     Securiites outstanding as of December 31, 2001
                        12,174,023 Common shares $.01 Par Value






PART I ---FINANCIAL INFORMATION

Item 1.  Financial Statements



                              RECYCLING CENTERS OF AMERICA, INC.
                                        Balance Sheets
                                          (Unaudited)

<caption
                                                                  December 31,
                                                                  ------------
                                                               2001          2000
                                                               ----          ----
ASSETS

Cash and cash equivalents                                      1,529         11,942
Accounts receivable, net                                     166,181        258,513
Inventory                                                    138,878        255,121
                                                             -------        -------
     Total Current Assets                                    306,588        525,576

Equipment, net                                                25,491        121,495

Loan to Officers/Shareholders                                108,320              -
Other Assets                                                       -          5,307

     TOTAL ASSETS                                            440,399        652,378
                                                             -------        -------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                              26,939         42,756
Contract payable                                                   -         12,266
Note payable                                                 169,604         36,615
Taxes payable                                                 74,878         82,876
Note payable -- Pall Filter                                  192,549        536,714
Convertible debentures                                       270,627        681,915
                                                             -------        -------
     Total current liabilities                               734,597      1,393,142

Long-term notes payable                                            -              -
Loans from officers and shareholders                         526,301        247,160
                                                             -------        -------
     TOTAL LIABILITES                                      1,260,898      1,640,302

Common stock; 75,000,000 authorized of $.01 par value,
12,174,023 and 8,665,920 shares issued and outstanding
as of December 31, 2001 and 2000 respectively              4,239,648      3,156,297
Preferred stock  380     380
Less: common stock in treasury of 1,500,000 shares           (15,000)       (15,000)
Retained earnings                                         (4,844,416)    (3,841,162)
Net income                                                  (201,111)      (288,439)
                                                             -------        -------
     Total stockholders' equity                             (820,499)      (987,924)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              440,399        652,378
                                                             -------        -------

The accompanying notes are an integral part of these financial statements.




                          RECYCLING CENTERS OF AMERICA, INC.
                               Statements of Cash Flow
                                     (Unaudited)

<caption
                                                        For the Three Months Ended December 31,
                                                                2001            2000
CASH FLOWS FROM
OPERATING ACTIVITIES

Net income (loss)                                             (76,951)        (158,667)
Adjustments to reconcile net
income (loss) to net cash:
Depreciation                                                    2,000           10,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivables                    31,560                -
(Increase) decrease in inventory                              (67,750)               -
(Increase) decrease in shareholder loans                      (82,650)               -
(Increase) decrease in scottsdale loan                         75,000                -
(Increase) decrease in other assets                                 -           (5,307)
Increase (decrease) in accounts payable and
other current liabilities                                     (54,234)        (288,594)
                                                              -------          -------
Net Cash Provided (Used) by
Operating Activities                                         (173,025)        (442,568)
                                                              -------          -------
CASH FLOWS FROM INVESTING
ACTIVITIES

Purchase of fixed assets                                        5,426           19,713
Other                                                               -                -
Brody Acquisition                                                   -           14,459
                                                              -------          -------
Net Cash Provided (Used) by
Investing Activities                                            5,426           34,172
                                                              -------          -------
CASH FLOWS FROM FINANCING
ACTIVITIES

Increase (decrease) Pall Filter note payable                  (27,354)         132,825
Proceeds (retirement) from convertible debentures            (115,500)         214,000
Proceeds from shareholder loans                               320,741                -
Common stock issued for cash                                  (12,383)          66,011
                                                              -------          -------
Net Cash Provided (Used) by
Financing Activities                                          165,504          412,836

NET INCREASE (DECREASE) IN CASH                                (2,095)           4,440

CASH AT THE BEGINNING OF PERIOD                                 3,624            7,502
                                                              -------          -------
CASH AT END OF PERIOD                                           1,529           11,942
                                                              -------          -------

The accompanying notes are an integral part of these financial statements.



                              RECYCLING CENTERS OF AMERICA, INC.
                                    Statements of Cash Flow
                                         (Unaudited)

<caption
                                                        For the Six Months Ended December 31,
                                                                 2001            2000
CASH FLOWS FROM
OPERATING ACTIVITIES

Net income (loss)                                             (201,111)       (288,439)
Adjustments to reconcile net
income (loss) to net cash:
Depreciation                                                     4,000          20,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivables                     15,598        (112,108)
(Increase) decrease in inventory                               (67,750)       (207,387)
(Increase) decrease in shareholder loans                       (96,000)              -
(Increase) decrease in other assets                                  -           4,586
Increase (decrease) in accounts payable and
other current liabilities                                      (16,627)        339,050
                                                               -------         -------
Net Cash Provided (Used) by
Operating Activities                                          (361,890)       (244,298)
                                                               -------         -------
CASH FLOWS FROM INVESTING
ACTIVITIES

Purchase of fixed assets                                         3,426          (2,335)
Other                                                                -               -
Brody Acquisition                                                    -               -
                                                               -------         -------
Net Cash Provided (Used) by
Investing Activities                                             3,426          (2,335)
                                                               -------         -------
CASH FLOWS FROM FINANCING
ACTIVITIES

Aquatek disolution                                                   -        (138,415)
Increase (decrease) Pall Filter note payable                   (61,354)       (124,626)
Proceeds from convertible debentures                            22,144         366,057
Proceeds from shareholder loans                                340,741         145,000
Common stock issued for cash                                    45,858           4,988
                                                               -------         -------
Net Cash Provided (Used) by
Financing Activities                                           347,389         253,004

NET INCREASE (DECREASE) IN CASH                                (11,075)          6,371

CASH AT THE BEGINNING OF PERIOD                                 12,604           5,571
                                                               -------         -------
CASH AT END OF PERIOD                                            1,529          11,942
                                                               -------         -------

The accompanying notes are an integral part of these financial statements.



                                    RECYCLING CENTERS OF AMERICA, INC.
                                        Statements of Operations
                                               (Unaudited)

                                  For the Three Months Ended December 31,
                                          2001              2000

REVENUES

Engineering Services                          -            33,083
Chemical Sales and Other                 87,054                 -
                                        -------           -------
                                         87,054            33,083

Cost of sales                            67,021                 -
                                        -------           -------
     Gross Profit                        20,033            33,083

OPERATING EXPENSES

Wages and payroll taxes                  61,752            86,726
Professional fees                        89,511            46,680
Office expenses                          14,368             8,965
Marketing expenses                        5,450                 -
Auto expense                             14,178             5,568
Insurance                                 5,520             4,613
Depreciation expense                      2,000            10,000
Travel expenses                          15,435            21,385
Stock transfer fees                        (265)            1,086
Dues and subscriptions                      100                 -
Engineering expenses                          -               156
                                        -------           -------
     Total operating expenses           208,049           185,179

OTHER (INCOME) EXPENSE

Gain on Pall debt forgiveness          (130,528)                -
Interest expense                         14,463             2,661
Other expense                             5,000             3,910
                                        -------           -------
     Total other expense               (111,065)            6,571

NET LOSS                                (76,951)         (158,667)
                                        -------           -------


LOSS PER SHARE                            (0.01)            (0.02)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                   12,174,023         8,665,920

The accompany notes are an integral part of these financial statements.




                                   RECYCLING CENTERS OF AMERICA, INC.
                                        Statements of Operations
                                              (Unaudited)

                                  For the Six Months Ended December 31,
                                          2001             2000
REVENUES

Equipment Sales                               -           324,150
Engineering Services                     57,500            33,083
Chemical Sales and Other                121,215                 -
                                        -------           -------
                                        178,715           357,233

Cost of sales                           117,357           168,431
                                        -------           -------
     Gross Profit                        61,358           188,802

OPERATING EXPENSES

Wages and payroll taxes                 138,316           254,765
Professional fees                       147,961           126,960
Office expenses                          25,997            34,017
Sierra acquisition                            -                 -
Marketing expenses                        5,450               494
Auto expense                             26,087            13,508
Insurance                                 4,444            11,166
Depreciation expense                      4,000            20,000
Travel expenses                          15,435            30,546
Stock transfer fees                       1,352             2,295
Dues and subscriptions                      300                30
Engineering expenses                          -               498
                                        -------           -------
     Total operating expenses           369,332           494,279

OTHER (INCOME) EXPENSE

Gain on Pall debt forgiveness          (130,528)                -
Income from sale of Aquatek                   -           (55,000)
Interest expense                         18,665             7,652
Other expense                             5,000            30,310
                                        -------           -------
     Total other expense               (106,863)          (17,038)

NET LOSS                               (201,111)         (288,439)
                                        -------           -------


LOSS PER SHARE                            (0.03)            (0.03)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                   12,174,023         8,665,920

The accompany notes are an integral part of these financial statements.



                            Recycling Centers of America, Inc.

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001 and 2000


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

2.      Revenue Recognition

The revenues in fiscal year 2001 and 2000 were generated from the sale of waste water recycling equipment and chemical sales by Aquadynamic Technologies, Inc. Revenue is recognized on the sale of equipment after the equipment is functioning in accordance with the customer purchase order. In these instances, the customer specifies throughput levels (volumes) and other processing criteria that must be achieved. Revenue for chemical sales are recorded when the chemicals are delivered to the customer.

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

4.      Income Taxes

The Company and its wholly owned subsidiaries are organized as C-corporations. The Company does not file consolidated tax returns and the subsidiary Companies have not filed tax returns since 1998. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements of tax returns. In estimating future tax consequences SFAS 109 generally considers all expected future events other than the enactment of changes in tax law or rates.

There has been no provision for income taxes as current and previous operations of the Company have resulted in taxable losses. There is no determinable benefit of these net operating losses of $4,844,416 as of June 30, 2001 which can be carried forward for 15 years because of the significant losses incurred by the Companies.

5.      Fair Value of Financial Instruments

The carrying amount of cash, accounts and notes receivable, lines of credit, and other liabilities due in less than one year approximated fair value as of December 31, 2001 and 2000 due to the relatively short maturity of these instruments.

The carrying value of long-term liabilities approximated fair value as of December 31, 2001 and 2000 based on the current rates offered to the Company for similar debt of the same remaining maturities.

6.      Segment Reporting

The revenues for the six months ended December 31, 2000 were generated from sales of recycling equipment to the dairy industry. The revenues in fiscal year 2001 were generated from engineering services and sales of chemicals. All sales were within the United States.

7.      Recent Accounting Pronouncements

The Recent Accounting Pronouncements including SFAS 133 do not have any applicability to the Company's current and future operations.

NOTE C - ACCOUNTS RECEIVABLE

All accounts Receivable are trade related. These receivables are current and collection is fully expected. No reserve for uncollectable accounts is deemed necessary.


NOTE D - PLANT PROPERTY AND EQUIPMENT

Plant, Property and Equipment consisted of the following at December 31, 2001 and 2000:

                                                    2001            2000
                                                  --------        --------
Computers and Office Equipment                     $69,617         $62,191
        Test Equipment                                   0         112,105
        Transportation Equipment                         0          13,191
                                                  --------        --------
                                                    69,617         187,429
        Less accumulated depreciation              (44,126)        (65,992)
                                                  --------        --------
        Balance                                    $25,491        $121,485


Depreciation expense was $4,000 and $7,580 for the six months ended December 31, 2001 and 2000.

NOTE E - NOTES PAYABLE

Notes payable consisted of the following at December 31, 2001 and 2000:

                                                    2001            2000
                                                  --------        --------
Loan Payable to Shareholders payable in
five installments of $10,000 bearing
interest rate of 10 % payable in restricted
stock of the Company                              $169,604        $ 36,615

Note Payable to Pall Filter payable in
installments beginning March 2001
        bearing interest at 8 % per annum          192,549         536,714

Note payable to First Union Bank for the
purchase of a vehicle.                                   0               0
                                                  --------        --------
                       Total                      $362,153        $573,329

                       Less long-term portion           (0)             (0)
                       Current Portion            $362,153        $573,329


NOTE F - RELATED PARTY TRANSACTIONS

Certain of the Company's major shareholders have loaned money to the Company at various times. The consolidated long-term loans as of December 31, 2001 and 2000 from related parties are $526,301 and $247,160 respectively. It is the intent of the Company to convert these notes into common shares of stock. These loans bear interest at ten percent (10 %) per annum.

NOTE G - COMMITMENTS AND CONTINGENCIES

The Company conducts its operations utilizing leased facilities and equipment under noncancellable operating lease agreements expiring at various dates through the year 2004. Future minimum lease commitments, excluding property taxes and insurance, are approximately as follows:

                     Year ending June 30,
                     --------------------------------
                     2002                     $25,592
                     2003                      25,592
                     2004                      15,333

Rent expense for all leased facilities and equipment was approximately $12,824 and $56,079 for the six months ended December 31, 2001 and 2000, respectively.

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

The sales during the six months ended December 31, 2001 and 2000 are to diverse customers; no one customer represents the majority of the sales. Management believes that customer acceptance, billing, and collection policies are adequate to minimize potential risk on trade receivables.

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

NOTE J - ACQUISITION OF SIERRA TECHNOLOGIES

On June 1, 1999 the Company purchased Sierra Technologies, Inc whose business includes purchasing, treatment and brokerage of chemical and petroleum products throughout North America. The net purchase price was $22,299 which represents the difference between the amount owed to Sierra Technologies vendors and the Accounts Receivable due from its customers. In September 2000 the President of Sierra Technologies resigned as Chief Executive Officer of Recycling Centers of America, Inc. to pursue other interests. He took with him a certain amount of the brokered chemical business.

NOTE K - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses which have result in an accumulated deficit of $ 5,045,527 at December 31, 2001 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relation to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional revenues through its technologies and to rely upon additional equity financing if required to sustain operations. The management of the Company has committed to covering the operating expenses of the Company until adequate sales are generated.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

                        MANAGEMENT DISCUSSION AND ANALYSIS
                        INTERIM FINANCIAL STATEMENTS AS OF
                           DECEMBER 31, 2001 AND 2000

THREE MONTH STATEMENT OF OPERATIONS

The Company has incurred losses of $76,951 for the three months ended December 31, 2001 as compared to a net loss of $158,667 for the three months ended December 31, 2000. Thee losses can be attributed to the dismal sales performance. The Company did take measures in 2000 to reduce its costs but is still has not generated sufficient revenues to cover its operating expenses.

        The revenues that were derived by the Company during the three months ended December 31, 2001 and 2000 were from engineering consulting and chemical sales.

        The Cost of goods sold represents $67,021 (77 %) for the three months ending December 31, 2001 on sales of $87,054. The company has classified all costs relating to consulting services both outside and internal as well as commissions to cost of sales in 2001. The cost of sales for the three months ended December 31, 2000 was included in operating expenses as it was solely derived from the internal consulting and direct marketing and did not require outside services.

        Operating expenses consist primarily of general and administrative expenses. For the three months ended December 31, 2001 operating expenses totaled $208,049 as compared to $185,179 for the three months ended December 31, 2000. The slight increase can be attributed to an increase in professional fees which is attributed to outside legal and accounting services required to bring the company compliant with SEC regulations.

        There has been a significant increase in other expenses between the three months ended December 31, 2001 and 2000. The Company negotiated during the quarter a reduction of $130,528 in the cost of equipment it had purchased from Pall Filter. In addition, the Company paid the balance due Pall Filter by obtaining loans from the Company's major shareholders. The increase in interest expense in 2001 as compared to 2000 is due the payment of interest on these loans.

SIX MONTH STATEMENT OF OPERATIONS

Statement of Operations

        The Company has incurred net losses of $201,111 for six months ended December 31, 2001 as compared to a net loss of $288,439 for the six months ended December 31, 2000. The losses for the six months ended December 31, 2001 and 2000 can be primarily attributed to significant costs incurred in the introduction of the Company's filtration technologies to the market place. The Company is in testing with major corporations and upon successful completion (which is anticipated during the third quarter of 2002) the Company will begin generating sufficient revenues to cover the company's operating expenses. The company after the resignation of the Chief Executive Officer in September 2000 is now also beginning to make significant inroads in engineering consulting and chemical sales.

        The revenues for the six months ending December 31, 2000 have been primarily from the sale of recycling equipment to Dairy Farmers of America and Leprino Foods. The total revenue generated from these sales for the six months ended December 31, 2000 amounted to $307,650. The revenues for the six month ending December 31, 2001 have been to diverse customer base. Leprino Foods and Dairy Farmers of America do not represent a significant portion of these revenues.

        The Cost of Goods Sold represents sixty six percent (66 %) of sales for the six months ending December 31, 2001 as compared to forty seven percent (47 %) as of December 31, 2000. The Costs of Goods are not consistent between years as a result of the varying sales generated in any given year; in 2001 there was revenue derived from engineering services and chemical sales and in 2000 the major revenue were from the sales of recycling equipment.

        Operating expenses consist primarily of general and administrative expenses. For the six months ended December 31, 2001 operating expenses totaled $369,332 as compared to $494,279 for the six months ended December 31, 2000. This substantial decrease in operating expenses between years can be primarily attributed to the decrease in Wages and Professional Fees. This decrease was caused by the resignation of the Chief Executive Officer in September 2000 and the fact that present management has borne his responsibilities. In addition, the Company consolidated its office space which caused a reduction of $10,000 in Office Expenses.

        Interest expense and other finance charges increased from $7,652 for the six months ended December 31, 2000 to $18,665 for the six months ended December 31, 2001. The increase between years can be attributed to the increase in Notes payable and Loans from Shareholders of approximately $412,000. During the six months ended December 31, 2000 the Company received $55,000 from the sale of its wholly owned subsidiary (Aquatek) to its management. The Company also incurred $30,310 associated with the settlements of disputes with Shell Oil Company and Pacific Square Management. During the six months ended December 31, 2001 the Company negotiated a reduction in its debt to Pall Filter and therefore recorded a gain on this debt forgiveness.

Liquidity and Capital Resources

As of December 31, 2001 the Company had cash and cash equivalents of $1,529 as compared to cash and cash equivalents of $11,942 as of December 31, 2000. At December 31, 2001, the Company had a working capital deficiency (total current liabilities in excess of total current assets) of $428,009 as compared to a working capital deficit (total current liabilities in excess of total current assets) of $867,566 as of December 31, 2000. The increase in working capital in 2001 is due to the negotiated reduction and payment of the debt due Pall Filter which was derived from the purchase of recycling equipment. In addition, the Company borrowed money from its major shareholders on a long-term basis.

The principal use of cash for the three months ended December 31, 2001 and 2000 was to fund the net loss from operations. The Company through a 506 D Offering has solicited investment funds of $22,144 from the issuance of Convertible Debentures during the six months ended December 31, 2001. In addition, during this period the Company obtained $340,741 in shareholder loans. Also the Company raised a total of $45,858 in the six months ended December 31, 2001 from the issuance of common stock to fund the loss from operations.

The management of the Company has committed to covering the operating expenses of the Company until adequate sales are generated. It is anticipated that the Company will become profitable and begin to generate sufficient cash flow to meet its monthly operating expenses by the fourth quarter of fiscal year 2002. In October 1999, the Company through a Private Placement Memorandum in accordance with SEC Regulation 504 D, began to raise one million dollars in equity capital. In June 2000 the Company began soliciting $10.0 million in accordance with SEC Regulation 506 D in the form of a convertible debentures. There is no assurance that this effort will be successful or that enough capital will be brought into the business. The Company month operating expenses currently average approximately $60,000 per month.


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

                                        Recycling Centers of America, Inc.


Date:                           By: /s/ Michael Davies, CFO
     --------------------               --------------------
                                        Michael Davies, CFO