Form 10QSB/A
period 2001-12-31
RECYCLING CENTERS OF AMERICA INC
filed 2002-02-20
CIK 1100091

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




                          RECYCLING CENTERS OF AMERICA, INC.
                               Statements of Cash Flow
                                     (Unaudited)

<caption
                                                        For the Three Months Ended December 31,
                                                                2001            2000
CASH FLOWS FROM
OPERATING ACTIVITIES

Net income (loss)                                             (76,951)        (158,667)
Adjustments to reconcile net
income (loss) to net cash:
Depreciation                                                    2,000           10,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivables                    31,560                -
(Increase) decrease in inventory                              (67,750)               -
(Increase) decrease in shareholder loans                       (7,650)               -
(Increase) decrease in other assets                                 -           (5,307)
Increase (decrease) in accounts payable and
other current liabilities                                     (54,234)        (288,594)
                                                              -------          -------
Net Cash Provided (Used) by
Operating Activities                                         (173,025)        (442,568)
                                                              -------          -------
CASH FLOWS FROM INVESTING
ACTIVITIES

Purchase of fixed assets                                        5,426           19,713
Other                                                               -                -
Brody Acquisition                                                   -           14,459
                                                              -------          -------
Net Cash Provided (Used) by
Investing Activities                                            5,426           34,172
                                                              -------          -------
CASH FLOWS FROM FINANCING
ACTIVITIES

Increase (decrease) Pall Filter note payable                  (27,354)         132,825
Proceeds (retirement) from convertible debentures            (115,500)         214,000
Proceeds from shareholder loans                               320,741                -
Common stock issued for cash                                  (12,383)          66,011
                                                              -------          -------
Net Cash Provided (Used) by
Financing Activities                                          165,504          412,836

NET INCREASE (DECREASE) IN CASH                                (2,095)           4,440

CASH AT THE BEGINNING OF PERIOD                                 3,624            7,502
                                                              -------          -------
CASH AT END OF PERIOD                                           1,529           11,942
                                                              -------          -------

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

                                        Recycling Centers of America, Inc.


Date: February 20, 2002         By: /s/ Michael Davies, CFO
     --------------------               --------------------
                                        Michael Davies, CFO