Form 10KSB/A
period 2001-06-30
RECYCLING CENTERS OF AMERICA INC
filed 2002-02-21
CIK 1100091

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

                                           RECYCLING CENTERS OF AMERICA, INC.



           Date: February 21, 2002             /s/ Michael C. Davies
                                                   -----------------
                                                   Michael C. Davies
                                                   Chief Financial Officer


           Date: February 21, 2002             /s/ Gordon Davies
                                                   -----------------
                                                   Gordon Davies
                                                   President and a Director




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


                                                     /s/ Stuart Rubin, CPA
                                                         ------------------
                                                         Stuart Rubin, CPA
                                                         February 21, 2002

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


                          RECYCLING CENTERS OF AMERICA, INC.
                               Statements of Cash Flow

                                                               For the Years Ended June 30,
                                                                   2001           2000
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)                                              (1,003,254)     (1,233,387)
Adjustments to reconcile net
income (loss) to net cash:
Depreciation                                                       30,000          15,250
Loss on disposition of equipment                                        -         (22,576)
Issuance of stock to repay management contract liability                -         161,221
Changes in assets and liabilities:
(Increase) decrease in accounts receivables                       (35,374)         12,824
(Increase) decrease in inventory                                  (23,394)        (47,734)
(Increase) decrease in other assets                                (2,427)           (220)
Increase (decrease) in accounts payable and
other current liabilities                                             645          30,125
Net Cash Provided (Used) by
Operating Activities                                           (1,033,804)     (1,084,497)

CASH FLOWS FROM INVESTING
ACTIVITIES

(Purchase) / Conversion of test equipment                         117,095        (102,444)

Net Cash Provided (Used) by
Investing Activities                                              117,095        (102,444)

CASH FLOWS FROM FINANCING
ACTIVITIES

Aquatek sale to management                                       (138,415)              -
Pall financing of equipment sales                                 128,277         124,626
Proceeds from convertible debentures                              (67,375)        315,858
Proceeds (Payback) of shareholder loans                           (41,226)       (102,840)
Common stock issued for cash                                    1,042,481         766,910

Net Cash Provided (Used) by
Financing Activities                                              923,742       1,104,554

NET INCREASE (DECREASE) IN CASH                                     7,033        (104,387)

CASH AT THE BEGINNING OF PERIOD                                     5,571         109,958

CASH AT END OF PERIOD                                              12,604           5,571

The accompanying notes are an integral part of these financial statements.


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

Stuart Rubin, CPA
Westlake Village, California
December 1, 2001

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

NOTE D - PLANT PROPERTY AND EQUIPMENT

Plant, Property and Equipment consisted of the following at June 30, 2001 and 2000:

                                                        2001            2000
                                                      -------         -------
Computers and Office Equipment                        $62,191         $43,053
        Test Equipment                                      0         117,096
        Transportation Equipment                            0               0
                                                      -------         -------
                                                       62,191         160,149
        Less accumulated depreciation                 (40,126)        (20,989)
                                                      -------         -------

        Balance                                       $22,065        $139,160


Depreciation expense was $30,000 and $15,250 for the year ended June 30, 2001 and 2000.

NOTE E - NOTES PAYABLE

Notes payable consisted of the following at June 30, 2001 and 2000:

                                                       2001            2000
Loan Payable to Shareholders bearing
interest rate of 10 % payable in restricted
stock of the Company                              $         0      $   58,003

Note Payable to Pall Filter payable in
installments beginning March 2001                     253,903         186,939
                                                      -------         -------
                     Total                        $   253,903      $  244,942

                     Less long-term portion                (0)       (124,626)
                     Current Portion              $   253,903      $  120,316


NOTE F - RELATED PARTY TRANSACTIONS

Certain of the Company's major shareholders have loaned money to the Company at various times. The consolidated long-term loans as of June 30, 2001 and 2000 from related parties are $185,560 and $102,160 respectively. It is the intent of the Company to convert these notes into common shares of stock. These loans bear interest at ten percent (10%) per annum.

During the fiscal year ended June 30, 2000, 161,221 of common stock were issued to repay $161,221 due a major shareholder of the Company for management services provided.

NOTE G - COMMITMENTS AND CONTINGENCIES

The Company conducts its operations utilizing leased facilities and equipment under noncancellable operating lease agreements expiring at various dates through the year 2003. Future minimum lease commitments, excluding property taxes and insurance, are approximately as follows:

                    Year ending June 30,
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

NOTE M --  ACQUISITION OF BRODY SPECIAL PROJECTS

In December 1999, the Company completed a merger with Brody Special Projects Company at a cost of $300,000. The Company acquired the international marketing agreements with New Logic and Pall Filtron for the marketing and sale of their respective technologies.

The Company has expensed $239,000 relating to this purchase; the portion not related to the purchase of test equipment.