Form 10QSB
period 2002-03-31
RECYCLING CENTERS OF AMERICA INC
filed 2002-05-09
CIK 1100091

==============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 Form 10-QSB

                            QUARTERLY REPORT UNDER
                             Section 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

==============================================================================

                RECLAMATION CONSULTING AND APPLICATIONS, INC.
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


                 Securities outstanding as of March 31, 2002
                   14,086,523 Common shares $.01 Par Value


==============================================================================

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION
                                                                         PAGE

ITEM 1.  FINANCIAL STATEMENTS                                     F-1 - F-10
ITEM 2.  PLAN OF OPERATION                                                 2

PART II - OTHER INFORMATION                                                3

ITEM 1.  LEGAL PROCEEDINGS                                                 3
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                         3
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   3
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               3
ITEM 5.  OTHER INFORMATION                                                 3
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  3
SIGNATURES                                                                 4


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TABLE OF CONTENTS FOR INTERN FINANCIAL STATEMENTS                       PAGE

BALANCE SHEETS as of March 31, 2002 and March 31, 2000 (Unaudited)       F-1

STATEMENTS OF OPERATIONS for three month periods ending March 31,
2002 and March 31, 2001 (Unaudited)                                      F-2

STATEMENTS OF OPERATIONS for nine month periods ending March 31,
2002 and March 31, 2001 (Unaudited)                                      F-3

STATEMENT OF CASH FLOWS for three month periods ending March 31,
2002 and March 31, 2001 (Unaudited)                                      F-4

STATEMENT OF CASH FLOWS for nine month periods ending March 31,
2002 and March 31, 2001 (Unaudited)                                      F-5

NOTES TO THE FINANCIAL STATEMENTS.                               F-6 to F-10



PART I ---FINANCIAL INFORMATION

Item 1.  Financial Statements

                RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                Balance Sheets
                                 (Unaudited)

                                                                   March 31,
                                                              2002           2001
                                                           --------        --------
ASSETS

Cash and cash equivalents                                    49,732          31,710
Accounts receivable, net                                    177,252         335,593
Inventory                                                   195,500         255,121
                                                           --------        --------
     Total Current Assets                                   422,484         622,424

Equipment, net                                               26,331         142,252

Loan to Officers/Shareholders                               107,813               -

     TOTAL ASSETS                                           556,628         764,676
                                                           --------        --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                             17,831         105,072
Contract payable                                                  -          12,266
Note payable                                                      -          36,615
Taxes payable                                                96,356         156,428
Note payable -- Pall Filter                                 199,075         543,931
Convertible debentures/Convertible loans                    440,231         992,565
                                                           --------        --------
     Total current liabilities                              753,493       1,846,877

Long-term notes payable                                           -          10,000
Loans from officers and shareholders                         50,000         236,210
                                                           --------        --------
     TOTAL LIABILITES                                       803,493       2,093,087

Common stock; 75,000,000 authorized of $.01 par value,
14,086,523 and 8,665,920 shares issued and outstanding
as of March 31, 2002 and 2001 respectively                4,979,911       3,156,297
Preferred stock                                                 380             380
Less: common stock in treasury of 1,500,000 shares          (15,000)        (15,000)
Retained earnings                                        (4,844,416)     (3,841,162)
Net income                                                 (367,740)       (628,926)
                                                           --------        --------
     Total stockholders' equity                            (246,865)     (1,328,411)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             556,628         764,676
                                                           --------        --------

The accompanying notes are an integral part of these financial statements.


                RECLAMATION CONSULTING AND APPLICATIONS, INC.
                           Statements of Operations
                                 (Unaudited)

                                                      For the Three Months Ended March 31,
                                                             2002            2001
                                                          --------        --------
REVENUES

Equipment Sales                                                  -         127,106
Engineering Services                                         1,172               -
Chemical Sales and Other                                    46,440               -
                                                          --------        --------
                                                            47,612         127,106

Cost of sales                                               42,445          49,940
                                                          --------        --------
     Gross Profit                                            5,167          77,166

OPERATING EXPENSES

Wages and payroll taxes                                    101,352         268,087
Professional fees                                           12,862         106,109
Office expenses                                             12,546          17,945
Marketing expenses                                            (100)          6,847
Auto expense                                                 6,812          11,343
Bad debt expense                                            23,929
Insurance                                                    5,630           5,084
Depreciation expense                                         2,000          10,000
Travel expenses                                             (6,716)         27,554
Stock transfer fees                                          6,655             519
Dues and subscriptions                                         200               -
Engineering expenses                                             -             123
                                                          --------        --------
     Total operating expenses                              165,170         453,611

OTHER (INCOME) EXPENSE

Income from Sale of Aquatek                                      -         (42,064)
Interest expense                                             7,487           3,600
Other expense                                                 (861)          2,506
                                                          --------        --------
     Total other expense                                     6,626         (35,958)

NET LOSS                                                  (166,629)       (340,487)
                                                          --------        --------


LOSS PER SHARE                                               (0.01)          (0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING           14,086,523       8,665,920

The accompany notes are an integral part of these financial statements.


                RECLAMATION CONSULTING AND APPLICATIONS, INC.
                           Statements of Operations
                                 (Unaudited)

                                                     For the Nine Months Ended March 31,
                                                            2002            2001
                                                          --------        --------
REVENUES

Equipment Sales                                                  -         451,256
Engineering Services                                        58,672          33,083
Chemical Sales and Other                                   167,655               -
                                                          --------        --------
                                                           226,327         484,339

Cost of sales                                              159,802         218,371
                                                          --------        --------
     Gross Profit                                           66,525         265,968

OPERATING EXPENSES

Wages and payroll taxes                                    239,668         522,852
Professional fees                                          160,813         233,069
Office expenses                                             38,543          51,962
Marketing expenses                                           5,350           7,341
Auto expense                                                32,899          24,851
Bad debt expense                                            23,929               -
Insurance                                                   10,074          16,250
Depreciation expense                                         6,000          30,000
Travel expenses                                              8,719          58,100
Stock transfer fees                                          8,007           2,814
Dues and subscriptions                                         500              30
Engineering expenses                                             -             621
                                                          --------        --------
     Total operating expenses                              534,502         947,890

OTHER (INCOME) EXPENSE

Gain on Pall Debt foregiveness                            (130,528)              -
Income from sale of Aquatek                                      -         (97,064)
Interest expense                                            26,152          11,252
Other expense                                                4,139          32,816
                                                          --------        --------
     Total other expense                                  (100,237)        (52,996)

NET LOSS                                                  (367,740)       (628,926)
                                                          --------        --------


LOSS PER SHARE                                               (0.03)          (0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING           14,086,523       8,665,920

The accompany notes are an integral part of these financial statements.


                RECLAMATION CONSULTING AND APPLICATIONS, INC.
                           Statements of Cash Flow
                                 (Unaudited)


                                                    For the Three Months Ended March 31,
                                                            2002            2001
                                                          --------        --------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net income (loss)                                         (166,629)       (340,487)
Adjustments to reconcile net
income (loss) to net cash:
Depreciation                                                 2,000          10,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivables                (11,071)        (77,080)
(Increase) decreaase in inventory                          (56,622)              -
(Increase) decrease in shareholder loans                       507               -
(Increase) decrease in other assets                          5,307           5,307
Increase (decrease) in accounts payable and
other current liabilities                                  164,541         135,868
                                                          --------        --------
Net Cash Provided (Used) by
Operating Activities                                      (391,049)       (266,392)
                                                          --------        --------
CASH FLOWS FROM INVESTING
ACTIVITIES

Purchase of fixed assets                                      (840)        (20,757)
Brody Acquisition                                                -               -
                                                          --------        --------
Net Cash Provided (Used) by
Investing Activities                                          (840)        (20,757)

CASH FLOWS FROM FINANCING
ACTIVITIES

Pall Filter note payable                                     6,526           7,217
Proceeds from convertible debentures                       169,604         310,650
Proceeds from shareholder loans                           (476,301)        (10,950)
Common stock issued for cash                               740,263               -
                                                          --------        --------
Net Cash Provided (Used) by
Financing Activities                                       440,092         306,917

NET INCREASE (DECREASE) IN CASH                             48,203          19,768

CASH AT THE BEGINNING OF PERIOD                              1,529          11,942
                                                          --------        --------
CASH AT END OF PERIOD                                       49,732          31,710
                                                          --------        --------

The accompanying notes are an integral part of these financial statements.


                 RECLAMATION CONSULTING AND APPLCATIONS, INC.
                           Statements of Cash Flow
                                 (Unaudited)

                                                      For the Nine Months Ended March 31,
                                                              2002           2001
CASH FLOWS FROM
OPERATING ACTIVITIES

Net income (loss)                                         (367,740)       (628,926)
Adjustments to reconcile net
income (loss) to net cash:
Depreciation                                                 6,000          30,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivables                  4,527        (189,188)
(Increase) decreaase in inventory                         (124,372)       (207,387)
(Increase) decrease in shareholder loans                  (107,813)              -
(Increase) decrease in other assets                         12,320           9,893
Increase (decrease) in accounts payable and
other current liabilities                                 (169,009)         60,520
                                                          --------        --------
Net Cash Provided (Used) by
Operating Activities                                      (746,087)       (925,088)
                                                          --------        --------
CASH FLOWS FROM INVESTING
ACTIVITIES

Purchase of fixed assets                                     4,266         (31,976)
Wil-Flow Settlement                                              -               -
Brody Acquisition                                                -               -
                                                          --------        --------
Net Cash Provided (Used) by
Investing Activities                                         4,266         (31,976)
                                                          --------        --------
CASH FLOWS FROM FINANCING
ACTIVITIES

Aquatek disolution                                               -        (131,531)
Pall Filter note payable                                   (54,828)        298,989
Proceeds from convertible debentures                       191,748         676,707
Proceeds (Payback) of shareholder loans                   (135,560)        134,050
Common stock issued for cash                               786,121           4,988
                                                          --------        --------
Net Cash Provided (Used) by
Financing Activities                                       787,481         983,203

NET INCREASE (DECREASE) IN CASH                             37,128          26,139

CASH AT THE BEGINNING OF PERIOD                             12,604           5,571
                                                          --------        --------
CASH AT END OF PERIOD                                       49,732          31,710
                                                          --------        --------

The accompanying notes are an integral part of these financial statements.


                Reclamation Consulting and Applications, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           March 31, 2002 and 2001


                         NOTE A - COMPANY BACKGROUND

Reclamation Consulting And Applications, Inc. (RCAI), is a Colorado corporation, originally formed in 1976. RCAI as of June 30, 1998 was comprised of three companies Aquadynamic Technologies, Inc. (ATI), and its subsidiaries Aquatek, Inc. and Wil-Flow, Inc. Wil-flow, Inc., on March 8, 1999, became non operational and the patents on the technology were returned to its former owner and president as a result of the resolution of a lawsuit between the parties. On June 1, 1999 ATI acquired Sierra Technologies. Effective January 16, 2002 RCAI changed its legal name to Reclamation Consulting and Applications, Inc. (RCAA).

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1.      Principles of Consolidation

The consolidated financial statements include the accounts of RCAA, subsidiaries Aquatek, Inc. and Wil-Flow, Inc. and Sierra Technologies The financial statements of Aquatek, Inc. as of March 31, 2001 were not included as the Company was sold back to its management in July 2000. All material intercompany balances and transactions including investments in subsidiaries have been eliminated.

2.      Revenue Recognition

The revenues in fiscal year 2002 and 2001 were generated from the sale of waste water recycling equipment, engineering consulting services and chemical sales by Reclamation Consulting and Applications, Inc. Revenue is recognized on the sale of equipment after the equipment is functioning in accordance with the customer purchase order. In these instances, the customer specifies throughput levels (volumes) and other processing criteria that must be achieved. Revenue for engineering and chemical sales are recorded when the chemicals are incurred and delivered to the customer.

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

4.      Income Taxes

The Company and its wholly owned subsidiaries are organized as C-corporations. The Company does not file consolidated tax returns and the subsidiary Companies have not filed tax returns since 1999. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS
109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements of tax returns. In estimating future tax consequences SFAS 109 generally considers all expected future events other than enactment of changes in tax law or rates.

There has been no provision for income taxes as current and previous operations of the Company have resulted in taxable losses. There is no determinable benefit of these net operating losses of $4,844,416 as of June 30, 2001 which can be carried forward for 15 years because of the significant losses incurred by the Companies.

5.      Fair Value of Financial Instruments

The carrying amount of cash, accounts and notes receivable, lines of credit, and other liabilities due in less than one year approximated fair value as of March 31, 2002 and 2001 due to the relatively short maturity of these instruments.

The carrying value of long-term liabilities approximated fair value as of March 31, 2002 and 2001 based on the current rates offered to the Company for similar debt of the same remaining maturities.

6.      Segment Reporting

The majority of the revenues for the nine months ended March 31, 2001 were generated from sales of recycling equipment to the dairy industry. The revenues in fiscal year 2002 were generated from engineering services and sales of chemicals. All sales were within the United States.

7.   Recent Accounting Pronouncements

The Recent Accounting Pronouncements including SFAS 133 do not have any applicability to the Company's current and future operations.

NOTE C - ACCOUNTS RECEIVABLE

All accounts Receivable are trade related. These receivables are current and collection is fully expected. No reserve for uncollectable accounts is deemed necessary.

NOTE D - PLANT PROPERTY AND EQUIPMENT

Plant, Property and Equipment consisted of the following at March 31, 2002 and 2001:

                                                2002           2001
                                              -------        -------
Computers and Office Equipment                $31,329        $62,191
        Test Equipment                         41,128        142,862
        Transportation Equipment                    0         13,191
                                              -------        -------
                                               72,457        218,244
        Less accumulated depreciation         (46,126)       (75,992)
                                              -------        -------
        Balance                               $26,331       $142,252


Depreciation expense was $6,000 and $30,000 for the nine months ended March 31, 2002 and 2001.

NOTE E - NOTES PAYABLE

Notes payable consisted of the following at March 31, 2002 and 2001:

                                                   2002           2001
                                                 --------      --------
Loan Payable to Shareholders bearing
interest rate of 10 % payable in restricted
stock of the Company                             $      0      $ 36,615

Note Payable to Pall Filter payable in
installments beginning March 2001
        bearing interest at 8 % per annum         199,075       543,931
                                                 --------      --------

                   Total                         $199,075      $580,546

                   Less long-term portion              (0)           (0)
                   Current Portion               $199,075      $580,546



NOTE F - RELATED PARTY TRANSACTIONS

Canvasback Company Limited, one of the Company's major shareholders, has loaned money to the Company at various times. As of March 31, 2002 Canvasback Company Limited has converted these loans to common shares of stack and jave extended the Company a line of credit of $250,000 of which $50,000 has been drawn as of that date. These loans bear interest at ten percent (10%) per annum.

NOTE G - COMMITMENTS AND CONTINGENCIES

The Company conducts its operations utilizing leased facilities and equipment under noncancellable operating lease agreements expiring at various dates through the year 2003. Future minimum lease commitments, excluding property taxes and insurance, are approximately as follows:

                         Year ending June 30,
                         -------------------------------
                                2002             $25,592
                                2003              25,592
                                                  15,333

        Rent expense for all leased facilities and equipment was approximately $18,820 and $62,160 for the nine months ended March 31, 2002 and 2001, respectively.

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

The sales during the nine months ended March 31, 2002 and 2001 are to diverse customers; no one customer represents the majority of the sales. Management believes that customer acceptance, billing and collection policies are adequate to minimize potential risk on trade receivables.

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

NOTE J - ACQUISITION OF SIERRA TECHNOLOGIES

On June 1, 1999 the Company purchased Sierra Technologies, Inc whose business includes purchasing, treatment and brokerage of chemical and petroleum products throughout North America. The net purchase price was $22,299 which represents the difference between the amount owed to Sierra Technologies vendors and the Accounts Receivable due from its customers. In September 2000 the President of Sierra Technologies resigned as Chief Executive Officer of Reclamation Consulting and Applications, Inc. to pursue other interests. He took with him his relationship based brokered chemical business.

NOTE K - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses which have result in an accumulated deficit of $ 4,470,088 at March 31, 2002 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relation to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional revenues through its technologies and to rely upon additional equity financing if required to sustain operations. The management of the Company has committed to covering the operating expenses of the Company until adequate sales are generated.

NOTE L - CONVERTILBE DEBENTURES

The Company through a 506 D Securities Offering has solicited investment funds. The Convertible Debentures bear interest at ten percent (10%) per annum and are convertible into restricted common shares of the Company at $.40 to $.65 cents per share. The Company has the right to change the conversion price of the debentures.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


                      MANAGEMENT DISCUSSION AND ANALYSIS
                      INTERIM FINANCIAL STATEMENTS AS OF
                           MARCH 31, 2002 AND 2001

THREE MONTH STATEMENT OF OPERATIONS

The Company has incurred losses of $166,629 for the three months ended March 31, 2002 as compared to a net loss of $340,487 for the three months ended March 31, 2001. Thee losses can be attributed to the dismal sales performance. The Company did take substantial measures in 2001 to reduce its costs.

The revenues that were derived by the Company during the three months ended March 31, 2002 were from engineering consulting and chemical sales. The revenues for the three months ended March 31, 2001 were derived from equipment sales.

The Cost of goods sold represents fifty eight percent (89 %) for the three months ending March 31, 2002. As stated previously, the revenue derived in 2001 was from the sales of equipment and therefore any comparison is not meaningful.

Operating expenses consist primarily of general and administrative expenses. For the three months ended March 31, 2002 operating expenses totaled $165,170 as compared to $453,611 for the three months ended March 31, 2001. The substantial decrease in operating expenses between years of $288,441 can be primarily attributed to the substantial decrease in Wages and Salaries of $166,835 due to the resignation of the Company's chief executive officer in September 2000 and also a reduction in wages of company management. In addition, as Canvasback Company Limited has given the Company a credit line of $200,000, the cost of professional fees, mainly attributed to the cost of raising capital decreased by $93,247. These substantial decreases in expenses were offset by the reserve for bad debts of $23,929 related to the collection of the Dairy Farmers of American accounts receivable.

The increase in other expenses between the three months ended March 31, 2002 and 2001 is attributed to the increase in interest derived from the convertible loans/debentures attained by the Company in their fund raising efforts. During the three months ended March 31, 2001 the Company recognized the gain from the sale of Aquatek.

NINE MONTH STATEMENT OF OPERATIONS

STATEMENT OF OPERATIONS

The Company has incurred net losses of $367,740 for nine months ended March 31, 2002 as compared to a net loss of $628,926 for the nine months ended March 31, 2001. The losses for the nine months ended March 31, 2002 and 2001 can be primarily attributed to significant costs incurred in the introduction of the Company's filtration technologies to the marketplace. The Company is in testing with major corporations and upon successful completion the Company will begin generating sufficient revenues to cover the Company's operating expenses. In addition, the Company continues to grow its engineering consulting and chemical business.

The revenues for the nine months ending March 31, 2001 have been primarily from the sale of recycling equipment to Dairy Farmers of America and Leprino Foods. The total revenue generated from these sales for the nine months ended March 31, 2001 amounted to $451,256. The revenues for the nine months ending March 31, 2002 are from engineering consulting and chemical sales to a diverse base of customers.

The Cost of Goods Sold represents forty five percent (71 %) of sales for the nine months ending March 31, 2002 as compared to sixty five percent (45 %) as of March 31, 2001. The Costs of Goods are not consistent between years as a result of the varying sales generated in any given year; in 2001 sales were primarily from recycling equipment and there was only contract revenue from engineering services and chemical sales in 2002.

Operating expenses consist primarily of general and administrative expenses. For the nine months ended March 31, 2002 operating expenses totaled $534,502 as compared to $947,890 for the nine months ended March 31, 2001. The substantial decrease in operating expenses between years of $413,388 can be primarily attributed to the substantial decrease in Wages and Salaries of $283,184 due to the resignation of the Company's chief executive officer in September 2000 and also a substantial reduction in wages of company management. In addition, as Canvasback Company Limited has given the Company a credit line of $200,000, the cost of professional fees, mainly attributed to the cost of raising capital decreased by $72,256. The Company has also instituted cost cutting measures and has reduced most of the administrative operating expenses.

Interest expense and other finance charges increased from $11,252 for the nine months ended March 31, 2001 to $26,152 for the nine months ended March 31, 2002. The increase between years can be attributed to the increase in Notes payable between years.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002 the Company had cash and cash equivalents of $49,732 as compared to cash and cash equivalents of $31,710 as of March 31, 2001. At March 31, 2002, the Company had a working capital deficiency (total current liabilities in excess of total current assets) of $331,009 as compared to a working capital deficit (total current liabilities in excess of total current assets) of $1,224,453 as of March 31, 2001. The Substantial increase can be attributed to the conversion of $750,000 in debt by Canvasback Company Limited and the reduction in the amount owed Pall Filter Company.

The principal use of cash for the nine months ended March 31, 2002 and 2001 was to fund the net loss from operations. The Company through a 506 D Offering has solicited investment funds of $191,748 from the issuance of Convertible Debentures. The Company raised a total of $786,121 in the nine months ended March 31, 2002 from the issuance of common stock to fund the loss from operations.

The management of the Company has committed to covering the operating expenses of the Company until adequate sales are generated. It is anticipated that the Company will become profitable and begin to generate sufficient cash flow to meet its monthly operating expenses. In October 1999, the Company through a Private Placement Memorandum in accordance with SEC Regulation 504 D, began to raise one million dollars in equity capital. In June 2000 the Company began soliciting $10.0 million in accordance with SEC Regulation 506 D in the form of a convertible debentures. There is no assurance that this effort will be successful or that enough capital will be brought into the business. The Company month operating expenses currently average approximately $60,000 per month.

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

                              Reclamation Consulting and Applications, Inc.


                              By: /s/ Michael Davies
Date: 05/09/2002                      -------------------
                                      Michael Davies, CFO