Form 10-K
period 2002-06-30
RECLAIMATION CONSULTING & APPLICATIONS INC
filed 2002-10-16
CIK 1100091

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  Form 10-KSB

                                 JUNE 30, 2002

                  GENERAL FORM FOR REGISTRATION OF SECURITIES
                   PURSUANT TO SECTION 12(b) OR 12 (g) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                  Formerly Recycling Centers of America, Inc.
          (Name of Small Business Issuer as specified in its Charter)

                     Colorado                      84-0703717
             (State of Incorporation)         (IRS Employer ID No.)

      23832 Rockfield Boulevard, Suite 275, Lake Forest, California 92630
                   (Address of Principal Executive Officees)

                                 (949) 609-0590
                        (Registrant's Telephone Number)

       Securities registered pursuant to Section 12(b) of the Act:  None

       Securities to be registered pursuant to Section 11(g) of the Act:
                    12,211,523 Common Shares $0.01 Par Value

================================================================================


                               TABLE OF CONTENTS

                                                                      Page

PART I  .............................................................. 2

ITEM 1  DESCRIPTION OF BUSINESS ...................................... 2

ITEM 2  DESCRIPTION OF PROPERTY ...................................... 6

ITEM 3  LEGAL PROCEEDINGS ............................................ 6

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                HOLDERS .............................................. 6

PART II .............................................................. 6

ITEM 5  MARKET OF COMMON EQUITY AND RELATED STOCK-
                HOLDER MATTERS ....................................... 6

ITEM 6  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTSN OF OPERATIONS ..................7

ITEM 7  FINANCIAL STATEMENTS .................................F-2 - F-11

ITEM 8  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE ...................9

PART III ..............................................................9

ITEM 9  MANAGEMENT OF THE COMPANY; COMPLIANCE WITH
                SECTION 16(a) .........................................9

ITEM 10 EXECUTIVE COMPENSATION .......................................13

ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND
                MANAGEMENT ...........................................13

ITEM 12 CERTAIN RELATIO SHIPS AND RELATED TRANSACTIONS ...............14

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K .............................14

SIGNATURES ...........................................................16



                                     PART I

ITEM 1:   DESCRIPTION OF BUSINESS

I.   INTRODUCTION

Reclamation Consulting and Applications, Inc., a Colorado corporation (refered to herein as "We" or the "Company" or the "Registrant" formerly Recycling Centers of America, Inc.), which specializes in effective, economical and environmentally safe chemicals and application/processing systems for multiple industries.

Reclamation Consulting and Applications, Inc. is a Colorado corporation, originally formed in 1976 under the name Vac-Tec Systems, Inc. and reorganized as a public shell corporation without significant assets in early 1997, after we ceased operations in the glass vacuum coating business.

In November of 1997, a merger transaction with Aquadynamic Technologies, Inc. ("ATI") was completed and ATI, a Minnesota corporation, became a wholly-owned
subsidiary  of ours.   ATI had no operations of its own prior to this merger,
but conducted business through  two  wholly-owned subsidiaries, Aquatek, Inc.
("AQT")  and  Wil-Flow,  Inc., ("WFI").   WFI,  on March 8, 1999, was dissolved
as a result of the settlement of a lawsuit between Registrant and Jack Williams, the former owner and President of WFI. Under the terms of the lawsuit settlement, WFI assigned certain technology and patents originally developed for it by Williams back to Williams and paid Williams a fee of $37,500, in exchange for Williams' release of all claims alleged against the Registrant by Williams. In July of 2000, Aquatek, Inc., which provided engineering services to wastewater treatment and potable water treatment facilities, was sold back to its management for a cash price of $57,500.00.

In November of 1997, We entered into a joint venture agreement with Oil Re-Refining Company ("ORRCO"), an Oregon corporation in order to enter the re-refining industry, under the joint venture name of Energy & Material Recovery. As management became more familiar with the oil re-refining business, it determined that the enviromental risks and licensing requirements of the industry made it a far less attracive industry in which to operate than initially anticipated. As a result, management decided to and did terminate the oil re-refining joint venture in October of 1999, and We no longer have activities in this industry.

As a result of negotiations with Brody Special Projects, Inc., in December of 1999, We acquired all of the assets and business of Brody Special Projects, Inc. We were introduced to Brody Special Projects by New Logic International, the manufacturer of the VSEPT filtration technology previously marketed by us. Brody operated a VSEPT test facility based in Salt Lake City, Utah where many of the testing samples were analyzed. New Logic International, at that time, worked with Brody Special Projects under a marketing and sales agreement. This Agreemetn was non-transferable from Brody to RCAI. Brody also held an agreeement with Pall Filter Corporation for their patented PallSepT filtration technology that we currently market and sell.

In  June  of  1999, We acquired all the assets of a business conducted by  Mr.
Bruce Selk.   Mr. Selk was originally approached by us as an individual
operating his own company under the fictitious name, "Sierra Technologies". Mr. Selk's company had a potential customer base for the sale of the VSEPT filtration technology to the chemical and petroleum industies. He was introduced to us through Energy and Material Recovery, Inc., at that time a company owned 50% by us. As our interest in the vSEPT technology grew stronger and management could see a viable marketing opportunity, we hired Mr. Selk to introduce us to his potential mcustomer base, and we agreed to acquire Mr. Selk's business. There was no pre-existing affiliation,and the parties dealt at arms' length in their negotiation of the terms for acquisition of Mr. Selk's business.

Under the informal agreement with Mr. Selk, the Registrant assumed all of the liabilities of Sierra Technologies $(82,805), and was assigned all of the business assets, $64,588, including its accounts receivable and its base of
customer accounts for  brokered  chemicals.   The business customers acquired
included NewAlta Corp., Great Western Chemical, HCI Holchem, Molex Company, MIH International, Pacific Epoxy Polymer, Destara Chemical, Tosco, Recycle
Reuse and Mid America Distillations.   In November  of  2000, Mr. Selk left our
management team to pursue other interests.   In this connection, he took with
him his relationship based brokered chemical business.

There was no pre-existing relationship other than arms' length business transactions between us and Mr. Selk or Brody Special Projects, Inc. prior to our acquisitions.

II.  BUSINESS

Our primary business at this date is the production and sale of AlderoxT ASA-12T and applicator systems. ASA-12T is an asphalt/concrete release agent that was developed by the Company in reponse to the industry's need for an effective, economical and environmentally friendly product.

(a)  Products and Services

      (i) AlderoxT ASA-12T. The Company manufactures, sells and services AlderoxT ASA-12T and proprietary applicator systems throughout the United States. AlderoxT ASA-12T is a "ready to use" product that allows asphalt to slide easily from truck beds; and concrete to easily slide from molds. We have obtained goverbnment approval from the Utah Department of Transportation for government use of ASA-12T within the State and have applied for approval in Texas, Arizona, Colorado, New Mexico, Nevada and California. The Company is currently in the process of applying for approvals within other States.

           Management belileves the advantages of AlderoxT ASA-12T over its competitors are as follows:

          -    100% biodegradable
          -    Completely non-hazardous
          -    Easy applied (no dilution)
          -    Zero negative impact to equipment or asphalt/concrete
          -    Exclusive filming technology
          -    Proprietary applicator systems

      (ii) AlderoxT ASA-12T. AlderoxT ASA-12T was designed for use in the asphalt and concrete industries and is manufactured by and proprietary to Reclamation Consulting and Applications, Inc. We have not applied for a patent on this product and the ingredience and formula are proprietary trade secrets of the company.

(b)  Marketing & Sales

     Our marketing program includes the development of compliance data, sales materials, product demonstrations and daily phone leads.
     Compliance  Data  is data   performance  We  generated  from  on-site
     pilot  testing.    This   data specifically shows the characteristics of
     asphalt release from trucks prior to applying AlderoxT ASA-12T and after applying AlderoxT ASA-12T in comparison with other competitive products currently used byour potential customers. We also utilize sales representatives nationwide, who operate under contract to assist us in
     locating  prospective  customers and servicing  equipment.   Reclemation
     Consulting & Applications, Inc is currently in the process of building a national sales infrastructure.

     The Company currently works with the Utah Department of Trnsportation along
     with local  asphalt  producers  within the State of Utah.   These
     customers operate similar facilities throughout North America and represent a significant portion of the asphalt market nationally. The Company has developed an automated aplicator system at the request of one of these customers to further assist with cost savings and to reduce potential liability created by manually applying product to the truck beds.

     Current AlderoxT ASA-12T customers operate similar facilities both nationally and internationally. We have been providng AlderoxT ASA-12T within the State of Utah with the intent of providing product to our same customers located in different states as we receive approval of our product within those states. Other customers within the United States will be approached through sales representatives.

     We have been conducting on-site tests at Staker Paving in Utah the last six months, which has led to the design and fabrication of our automated drive-under applicator system for use with AlderoxT ASA-12T by Staker
     Paving.   This  sytem was  designed  and  developed at the request of
     Staker Paving and Staker has offered the use of one of their asphalt trucks to perfect the design prior to on- site testing and installation. This customer is a producer of both asphalt and concrete in the United States.

(c)  Competition

     We compete with over 60 other companies who have competing products, many of whom are larger, with greater financial resources and larger organizations.

     Competition  in this industry focuses on price, quality, features,
     performance, specialization,   expertise,  reliabilty  technology,
     customer   relationships, marketing,  advertising,  sales,  publicity, distribution, serving particular market niches, and appealing to particiular consumers.

(d)  Raw Materials

     Our  product  is  produced by the Company using 100% natural additives, and
     no water.   The  material  formula  used in AlderoxT  ASA-12T  is
     proprietary and exculsive to the Company. One of the raw materials for the product is difficult to obtain. This raw material is purchased by the Company by contract from a sole service supplier.

(e)  Dependence on a Few Customers

     There is no single customer that currently or in the future is expected to dominate our business.

(f)  Patents, Trademarks, Licenses, etc.

      (i)  Trade Secets, Patents and Trademarks

           We have one (1) Trade Secret and two (2) trademarks. Our Trade Secret is for the ingredients and production method of our proprietary product, AlderoxT ASA-12T. Our Trademarks are both Alderox(TM and ASA-12T

(g)  Government Regulation

     There  are  certain  government regulations through State aprovals  for
     asphalt release  agents on a State by State basis.   Each State has their
     own  approval process  with  some more stringent than others.  This process
     is to  assure  the states   that   the  products  that  are  approved  meet
     certain  environmental regulations.   Our   customers  are  responsible
     for  compliance   with   these regulations,  and  we have not assumed any
     responsibility for  compliance  as  a provider of product to our customer.

(h)  After Market Sales Responsibility

     The Company provices the customer with a one year equipment warranty that the equipment will be free from defects in material and workmanship, etc.

(i)  Research and Development

     The  technology  and  products sold by us are in  the  early  stages  of
     market acceptance.   As  a  result, in order to accomplish  a  sale,  a
     customer will typically require a significant research and development effort, in the form of testing and trials. These costs are funded in part by us, and expensed as a sales expense.

     In addition, management believes there may be additional undiscoverd applicatons for the AlderoxT ASA-12T product and our aplicator systems. The company is currently exploring additional markets, utilizing onsite
     pilot testing.   These specific  tests  determine  the feasibility of the
     prospective  application  and allow  our engineers to select specific
     parameters and product selection.   This information   is   used  in
     preparing  sales  proposals  for   the   customer's consideration.
     Typically, We do not charge for onsite testing.

(j)  Employees

     We have seven full time employees, including two located in California, and five located in Utah.

  Item 2.  DESCRIPTION OF PROPERTY

    We own no real property or personal property.

                                   Facilities

     Our corporate offices are located at 23832 Rockfield Blvd., Suite 275 Lake Forest, CA 92630. We are under a 3-year lease agreement for the 876 square feet offices ending April 2005. Our monthly lease payments are $1,784.

     Our manufacturing warehouse is located at 3558 South 900 West, Salt Lake City, UT 84104. We are under a 5-year lease for this 12,020 square feet warehouse ending June 2007. Our monthly lease payments are $5,149.70.


Item 3.  LEGAL PROCEEDINGS.

Nothing to Report


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On January 14, 2002, acting through the use of a written consent executed by more than 50% in capital interest of the company's outstanding shares, the shareholders approved an amendment to the company's Articles of Incorporation to change its name to Reclamation Consulting And Applications, Inc. On January 16, 2002 an amendment to the company's Articles of Incorporation were filed, formally changing the company's name to Reclamation Consulting And Applications, Inc.




                              Part II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock trades over-the-counter in the Pink Sheets under the symbol "RCAI". The closing sales price as of Jun 30, 2002, was $0.30.

        Set forth below is the high and low bid information for the Company's Common Stock for each full quarterly period within the two most recent fiscal years.



                                   High        Low        High         Low
        Period                     Bid          Bid       Ask          Ask

4th Quarter 2001/2002              0.30         0.22      0.49        0.35
3rd Quarter 2001/2002              0.55         0.28      0.83        0.55
2nd Quarter 2001/2002              0.42         0.36      0.55        0.43
1st Quarter 2001/2002              0.51         0.37      0.63        0.52

4th Quarter 2000/2001              1.03         0.50      1.56        1.06
3rd Quarter 2000/2001              1.4375       0.75      1.5625      1.002
2nd Quarter 2000/2001              0.58         0.27      0.79        0.35
1st Quarter 2000/2001              0.80         0.51      1.00        0.75

4th Quarter 1999/2000              1.2500       0.3125    1.3750      0.5313
3rd Quarter 1999/2000              0.7500       0.2500    1.0000      0.3125
2nd Quarter 1999/2000              0.9375       0.8125    1.4375      1.4375
1st Quarter 1999/2000              1.9375       0.5313    2.1875      0.9375

4th Quarter 1998/1999              0.8750       0.2500    1.0625      0.4375
3rd Quarter 1998/1999              1.00         0.5625    1.0625      0.75
2nd Quarter 1998/1999              1.75         0.6875    2.125       1.00
1st Quarter 1998/1999              2.3125       0.3125    2.50        1.0625


At March 1, 2001, the Company had approximately 645 Shareholders of record.

Item 6. MANAGEMENT DISCUSSION AND ANALYSIS JUNE 30, 2002 AND 2001

        Statement of Operations

      The Company has incurred net losses of $1,972,523 for twelve months ended June 30, 2002 as compared to a net loss of $1,427,205 for the twelve months ended June 30, 2001. The losses for the twelve months ended June 30, 2002 and 2001 can be attributed in part to significant costs incurred in the introduction of the Company's filtration technologies to the marketplace. The Company is in testing with two large corporations in the dairy industry. Management is optimistic that upon successful completion, these tests will lead to contracts, which will begin to generate sufficient revenues to cover the Company's operating expenses. In addition, the Company continues to grow its chemical business through the introduction and sale of its proprietary product AlderoxTM ASA-12TM.

     The revenues for the twelve months ending June 30, 2001 have been primarily from the sale of recycling equipment to Dairy Farmers of America and Leprino Foods. The total revenue generated from these sales for the twelve months ended June 30, 2001 amounted to $367,219. The revenues for the twelve months ending June 30, 2002 amounting $217,677 are from engineering consulting and chemical sales to a more diverse base of customers and totaled $217,677.

      The Cost of Goods Sold represents one hundred and twenty one percent (121 %) of sales for the twelve months ending June 30, 2002 as compared to forty six percent (46 %) as of June 30, 2001. The Costs of Goods are not consistent between years as a result of the varying sources, which created sales revenues in each year; in 2001 sales were primarily from recycling equipment. There was only contract revenue from engineering services and chemical sales in 2002.

       Operating expenses consist primarily of general and administrative expenses. For the twelve months ended June 30, 2002 operating expenses totaled $1,545,330 as compared to $1,274,797 for the twelve months ended June 30, 2001. The increase in operating expenses between the years of $270,533 can be primarily attributed to the development of the Company's asphalt release agent AlderoxTM ASA-12TM. Consulting fees of $250,509 were attributed to the cost of the development of new products and the raising of capital to finance new products.

Interest expense and other finance charges increased from $306,173 for the twelve months ended June 30, 2001 to $469,076 for the twelve months ended June 30, 2002. The increase between years can be attributed to the increase in Notes payable between years.


Liquidity and Capital Resources

As of June 30, 2002 the Company had cash and cash equivalents of $1,675. as compared to cash and cash equivalents of $12,604 as of June 30, 2001. At June 30, 2002, the Company had a working capital deficiency (total current liabilities in excess of total current assets) of $516,875. as compared to a working capital deficit (total current liabilities in excess of total current assets) of $514,071as of June 30, 2001.

The principal use of cash for the twelve months ended June 30, 2002 and 2001 was to fund the net loss from operations. The Company through a 506 D Offering received additional capital of $12,144 from the issuance of Convertible Debentures in the 12 months ending June 30, 2002. The Company received additional capital of $801,723 in the twelve months ended June 30, 2002 from the private sale of common stock.

The management of the Company is endeavoring to cover operating expenses in excess of revenues of the Company until adequate sales are generated, through the private sale of additional shares, but there is no insurance of success in such placement. Management projects that the Company may become profitable and begin to generate sufficient cash flow to meet its monthly operating expenses sometime during the third quarter of the current fiscal year, but can not guarantee this result. The Company's monthly operating expenses currently average approximately $60,000 per month. In addition to the raising of capital through the 506 D Offering, the company has secured an operating line of credit from Canvasback Company Limited in the amount of $650,000.



Item 7. FINANCIAL STATEMENTS

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

Balance Sheets ............................................................. F-3

Statement of Operations .................................................... F-4

Statements of Stockholders' Equity (Deficit) ............................... F-5

Statements of Cash Flows ................................................... F-6

Notes to the Financial Statements ................................... F-7 - F-16
================================================================================

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Reclamation Consulting and Applications, Inc.

We have audited the accompanying balance sheet of Reclamation Consulting and Applications, Inc. (formerly, Recycling Centers of America, Inc.) (a Colorado corporation) and subsidiaries as of June 30, 2002 and the related statements of operations, stockholders' deficit, and cash flows for the year ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reclamation Consulting and Applications, Inc. and subsidiaries as of June 30, 2002, and the results of its operations and its cash flows for the year ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a stockholders deficit incurred due to recurring losses from operations in the years ended June 30, 2002 and 2001. These factors as discussed in Note 16 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 13, the 2001 financial statements have been restated.


KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS
Fountain Valley, California
September 27, 2002

                   RECLAMATION CONSULTING AND APPLICATION, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                                 BALANCE SHEET
                                 JUNE 30, 2002



                                     ASSETS


        CURRENT ASSETS:
                Cash & cash equivalents                                          $         1,675
                Accounts receivable                                                       72,062
                Prepaid expense                                                            8,014
                Inventory                                                                236,919
                                                                                         -------
                       Total current assets                                              318,670

        PROPERTY AND EQUIPMENT, net                                                       75,915
                                                                                         -------
                                                                                 $       394,585
                                                                                        =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

        CURRENT LIABILITIES:
                Accrued expense                                                  $       341,603
                Note payable - shareholders                                              339,838
                Convertible loans - shareholders                                          97,000
                                                                                         --------
                        Total current liabilities                                        778,441

                Convertible loans - shareholders                                          57,104

        CONVERTIBLE DEBENTURE                                                            260,627
                                                                                        ---------
                       Total liabilities                                          $    1,096,172
                                                                                       ==========
        COMMITMENTS

        STOCKHOLDERS' DEFICIT
                Common stock, $.01 par value;
                Authorized shares 75,000,000,
                12,211,523 shares issued and outstanding                                 122,495
                Additional paid in capital                                             5,011,575
                Treasury stock                                                           (15,000)
                Shares to be issued                                                    1,050,594
                Accumulated deficit                                                  (6,871,251)
                                                                                      ----------
                    Total stockholders' deficit                                        (701,587)
                                                                                      ==========
                                                                                  $     394,585
The accompanying notes are an integral part of these financial statements.



                  RECLAMATION CONSULTING AND APPLICATION, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001



                                                                     2002              2001
                                                                                      (Restated)
                                                                    ---------         ----------
        Net revenue                                            $      217,677    $      367,219

        Cost of revenue                                               264,089           171,303

        Gross profit (loss)                                           (46,412)          195,916
                                                                    ----------         ---------
        Total operating expenses                                    1,234,733         1,274,797

        Loss from operations                                       (1,281,145)       (1,078,881)

        Non-operating income (expense):
                Interest expense (2001 restated)                     (500,604)         (306,173)
                Other income                                             -               97,064
                                                                    ----------        ----------
       Loss from continuing operations before income tax,          (1,781,749)       (1,287,990)
          discontinued operations & extraordinary item

        Provision for income tax                                          800               800
                                                                    ----------       -----------
        Loss from continuing operations before
            extraordinary item                                     (1,782,549)       (1,288,790)

        Discontinued operations (Note 2):
          Loss on disposal of subsidiary, net (2001 restated)            -             (138,415)
                                                                    ----------       -----------
                                                                   (1,782,549)       (1,427,205)

        Extraordinary item - Gain on settlement of debts,
                             net of  tax                               41,250              -
                                                                    ----------       -----------

        Net loss (2001 restated)                               $   (1,741,299)   $   (1,427,205)
                                                                   ===========       ===========

        Basic and diluted weighted average shares outstanding      11,641,049        10,222,815

        Basic and diluted net loss per share (2001 restated):
             Continuing operations                             $        (0.15)   $        (0.13)
                                                                   ===========       ===========
             Discontinued operations                           $          -      $        (0.01)
                                                                   ===========       ===========
             Extraordinary items                               $         0.00    $          -
                                                                   ===========       ===========
             Net loss                                          $        (0.15)   $        (0.14)
                                                                   ===========       ===========


The accompanying notes are an integral part of these financial statements.


                  RECLAMATION CONSULTING AND APPLICATION, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                      STATEMENTS OF STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001


                                                                                                                         Total
                                               Common stock         Additional                Stock to   Accumulated  stockholders'
                                                Number of           paid in capital Treasury   be issued    deficit     deficit
                                                  shares    Amount   (Restated)     stock     (Restated)  (Restated)   (Restated)

  Balance at June 30, 2000 (Restated)           8,380,366  $84,184   $3,067,505 $ (15,000) $     -      $(3,702,747) $ (566,058)

  Issuance of shares for cash (Restated)        1,512,941   15,129      613,132      -        414,220         -        1,042,481

  Debenture conversion  provision (Restated)       -          -         285,536      -          -                        285,536

  Net loss for the year ended June 30, 2001
  (Restated)                                       -          -            -         -          -         (1,427,205)  1,427,205)
                                                ---------  --------   ---------  ---------  ----------   ------------- ----------
  Balance at June 30, 2001 (Restated)           9,893,307   99,313    3,966,173   (15,000)    414,220     (5,129,952)   (665,246)

  Issuance of shares for cash                   1,674,395   16,744      669,985      -       (414,220)         -         272,509

  Issuance of shares for convertible loans         78,821      788       30,740      -           -             -          31,528

  Issuance of shares for service                  265,000    2,650       92,000      -           -             -          94,650

  Issuance of shares for compensation             300,000    3,000      105,000      -           -             -         108,000

  Options granted for compensation and
  services                                        147,677      -           -             -         147,677

  743,594 shares of common stock to be issued
  for cash                                          -         -            -         -        297,438          -         297,438

  1,875,000 shares of common stock to be
  issued for debt                                   -         -            -         -        708,750          -         708,750

  153,125 shares of common stock to be issued
  for services                                      -         -            -         -         44,406          -          44,406

  Net loss for the year ended June 30, 2002                                                            (1,741,299)    (1,741,299)
                                               ---------- -------- -----------  --------- ----------  -----------    -----------
  Balance at June 30, 2002                     12,211,523 $122,495  $5,011,575 $(15,000)  $1,050,594  $(6,871,251)    $ (701,587)
                                               ========== ======== =========== ========== ==========  ===========    ===========


The accompanying notes are an integral part of these financial statements.

                  RECLAMATION CONSULTING AND APPLICATION, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                            STATEMENTS OF CASH FLOWS
                  FOR THE YEARS  ENDED JUNE 30, 2002 AND 2001



                                                                           2002           2001
                                                                                        (Restated)
                                                                         ----------    -----------
       CASH FLOWS FROM OPERATING ACTIVITIES:
                Net loss                                                $(1,741,299)  $ (1,427,205)
                Adjustments to reconcile net loss to net cash used in
                  operating activities:
                     Depreciation and amortization                            8,000         30,000
                     Issuance of shares for services and compensation       202,650           -
                     Issuance of shares for convertible loans                31,528           -
                     Option granted for compensation and services           147,677           -
                     Debenture conversion provision
                     Shares to be issued for services                        44,406           -
                     Loss on disposal of subsidiary
                     Gain on settlement of debts                            (41,250)          -
                     (Increase) / decrease in current assets:
                             Accounts receivable                            109,717        (35,374)
                             Inventory                                     (165,791)       (23,394)
                             Other assets                                     4,306         (2,427)
                     Increase / (decrease) in current liabilities:
                             Accounts payable and accrued expense          (189,496)           645
                                                                         -----------     ---------
                     Total adjustments                                      151,747        393,401
                                                                         -----------    ----------
                Net cash used in operating activities                    (1,589,552)    (1,033,804)

        CASH FLOWS FROM INVESTING ACTIVITIES
                     Acquisition of equipment                               (61,850)
                     Conversion of equipment                                   -           117,095
                                                                         -----------    ----------
                Net cash provided by (used in) investing activities         (61,850)       117,095
                                                                         -----------    ----------
        CASH FLOWS FROM FINANCING ACTIVITIES:
                     Aquatek sale to management                                -          (138,415)
                     Pall financing of equipment sales                         -           128,277
                     Proceeds/(payments) of convertible debenture            12,144        (67,375)
                     Proceeds/(payments) of shareholder loans               873,302        (41,226)
                     Proceeds from other loans                              185,080           -
                     Cash received for shares to be issued                  297,438           -
                     Common stock issuance for cash                         272,509      1,042,481
                                                                          ----------    ----------
                Net cash provided by financing activities                 1,640,473        923,742
                                                                          ----------    -----------

        NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                  (10,929)         7,033

        CASH & CASH EQUIVALENTS, BEGINNING BALANCE                           12,604          5,571
                                                                          ----------    -----------

        CASH & CASH EQUIVALENTS, ENDING BALANCE                         $     1,675     $    12,604
                                                                         ===========    ===========

The accompanying notes are an integral part of these financial statements.


                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                          NOTES TO FINANCIAL STATEMENTS

1.     ORGANIZATIONS AND DESCRIPTION OF BUSINESS

Reclamation Consulting and Applications, Inc. (formerly, Recycling Centers of America, Inc.) (the "Company") is a Colorado corporation, originally formed in 1976 under the name of Vac-Tech Systems, Inc. The Company changed its name to Recycling Centers of America on March 26, 1999. On January 16, 2002, articles of amendment was filed to change the name of corporation to Reclamation Consulting and Applications, Inc. The Company as of June 30, 1998 had a wholly owned subsidiary Aquadynamic Technologies, Inc. (ATI). ATI had two subsidiaries, Aquatek, Inc. and Wil-Flow, Inc. Wil-flow, Inc., on March 8, 1999, was dissolved and the patents on the technology were returned to its former owner and president as a result of the resolution of a lawsuit between the parties. In July of 2000, Aquatek, Inc., was sold back to its management for a cash purchase price of $57,500.

Presently, the Company's primary business is production and sale of AlderoxTM ASA-12TM and applicator systems. ASA-12TM is an asphalt/concrete release agent that was developed by the Company in response to the industry's need for an effective, economical and environmentally friendly product.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Accounts Receivable:

The Company's customer base consists of a geographically dispersed customers base. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.

Inventories

Inventories, comprising mostly of finished goods, are stated at the lower of cost (first-in, first-out method) or market.

Property & Equipment

Property and equipment is carried at cost. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of three to seven years.

Expenditures for maintenance and repairs are charged to expense as incurred.

Income taxes

The Company and its wholly owned subsidiaries are organized as C-corporations.

The Company does not file consolidated tax returns and the subsidiary Companies have not filed tax returns since 1999. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109). Under SFAS 109, deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Revenue is recognized when merchandise is shipped to a customer.

Principles of Consolidation

The consolidated financial statements include the accounts of Company for the fiscal year 2002 and accounts of the Company and its subsidiary, Aquadynamic Technologies, Inc. and its wholly owed subsidiaries Aquatek, Inc. for the fiscal year 2001. All material inter-company balances and transactions including investments in subsidiaries have been eliminated.

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

Fair Value of Financial Instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying, as financial instruments are a reasonable estimate of fair value.

Earnings per share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Weighted average number of shares used to compute basic and diluted loss per share is the same in this financial statements since the effect of dilutive securities is anti-dilutive.

Stock-based compensation

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The company uses the intrinsic value method prescribed by APB25 and has opted for the disclosure provisions of SFAS No.123.

Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Currently, SFAS 131 has no effect on the Company's consolidated financial statements as substantially all of the Company's operations are conducted in one industry segment.

Recent Pronouncements

On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets.

SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. This statement is effective for business combinations completed after June 30, 2001.

SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement became effective from January 1, 2002.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business.

The Company does not expect that the adoption of above pronouncements will have a material effect on its earnings or financial position.

In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate that adoption of SFAS 145 will have a material effect on our earnings or financial position.

In June 2002, the FASB issued SFAS No. 146 " Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. The Company does not anticipate that adoption of SFAS 146 will have a material effect on our earnings or financial position.


3.    ACCOUNTS RECEIVABLE

All accounts receivable are trade related. These receivables are current and collection is fully expected. No reserve for uncollectable accounts is deemed necessary.

4.    PROPERTY AND EQUIPMENT

Property and Equipment consisted of the following at June 30, 2002:

Property and Equipment consisted of the following at June 30, 2002:

                                                                  2002
                                                                -------
        Computers and Office Equipment                        $  41,834
        Test Equipment                                           82,207
                                                                -------
                                                                124,041

        Less accumulated depreciation                           (48,126)
                                                                -------
        Balance                                               $  75,915
                                                                =======

Depreciation expense was $8,000 and $30,000 for the year ended June 30, 2002 and 2001.

5.    NOTES PAYABLE - SHAREHOLDERS

Notes payable consisted of the following at June 30, 2002:


Loan Payable to Shareholders bearing
interest rate of 10 % payable in restricted
stock of the Company, unsecured and payable on demand         $ 115,763

Loan Payable to shareholder non-interest
bearing, paid back on 7/1/02                                     25,000

Note Payable to Pall Filter, non-interest
bearing, settled in July, 2002                                  199,075
                                                                -------
                                        Total                 $ 339,838
                                                                =======

6.   CONVERTIBLE LOANS-SHAREHOLDERS

The Company has loans amounting $57,104 convertible to restricted common stock at $.45 per share. The loans bear interest at ten percent (10%) per annum payable semi annually beginning January 15, 2002. The term of the loans are 3 years and has been classified as long tern loans in the financial statements. All investor received one share at inception of the loan. The Company recorded $22,842 for 57,104 shares issued as interest expense.

The Company has a loan amounting $17,000 convertible in to restricted common stock at $.40 per share. The loan bears interest at twelve percent (12%) per annum. The term of the loan was 30 days. Subsequent to the year ended June 30, 2002, the loan was converted in to 42,500 common stock of the Company.

The Company has a loan amounting $80,000 convertible to restricted common stock at $.40 per share. The loans bear interest at ten percent (10%) per annum. The loan was due in two lump-sum payments at 90 days and 180 days from the investment date. Subsequent to the year ended June 30, 2002, the loan was converted in to 200,000 common stock of the Company.

7.   RELATED PARTY TRANSACTIONS

Certain of the Company's major shareholders have loaned money to the Company at various times. These loans bear interest at ten percent (10%) per annum. The Company converted $750,000 of these notes out of total notes of $865,763, into common stock during the fiscal year 2002. The shares were not issued as of June 30, 2002 and therefore have been classified as shares to be issued for $708,750. The shares have been valued at the market price at the time of conversion. The conversion resulted in a gain of $41,250 to the Company.

8.   COMMITMENTS

The Company conducts its operations utilizing leased facilities and equipment under noncancellable operating lease agreements expiring at various dates through the year 2007. Future minimum lease commitments, excluding property taxes and insurance, are approximately as follows:

                              Year ending June 30,
                              --------------------

                                2003   $  61,676
                                2004      73,195
                                2005      59,598
                                2006      61,386
                                2007      57,814
                                ----------------
                                Total  $ 313,669

Rent expenses for all leased facilities and equipment were $28,921 and $24,590 for the year ended June 30, 2002 and 2001, respectively.

9.    MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The majority of the Sales in 2002 and 2001 are to a few customers. At June 30, 2002, the total sale to four major customers was $146,249 and the receivable balance from these major customers was $36,536. In fiscal year 2001, the largest one customer comprised approximately $144,276 of the Company's accounts receivable. Management believes that customer acceptance, billing, and collection policies are adequate to minimize potential risk on trade receivables.

10.   ACQUISITION OF SIERRA TECHNOLOGIES

On June 1, 1999 the Company purchased Sierra Technologies, Inc whose business includes purchasing, treatment and brokerage of chemical and petroleum products throughout North America. The net purchase price was $22,299, which represents the difference between the amount owed to Sierra Technologies vendors and the Accounts Receivable due from its customers. In September 2000 the President of Sierra Technologies, Inc. resigned as Chief Executive Officer of Recycling Centers of America, Inc. to pursue other interests. He took with him his relationship based brokered chemical business. The financial statements for the year ended June 30, 2002 and 2001 do not show any asset or operation from Sierra Technologies, Inc.

11.     INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through June 30, 2002, the Company incurred net operating losses for tax purposes of approximately $6,800,000. The net operating loss carryforwards may be used to reduce taxable income through the year 2017. Net operating loss for carryforwards for the State of California are generally available to reduce taxable income through the year 2007. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

Temporary differences which give rise to deferred tax assets and liabilities at June 30, 2002 comprised of depreciation and amortization and net operating loss carry forward. The gross deferred tax asset balance as of June 30, 2002 was approximately $2,720,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carrytforwards cannot reasonably be assured.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

                                                      June 30,    June 30,
                                                        2002        2001
                                                      -------      ------
Tax expense (credit) at statutory rate-federal           (34)%       (34)%
State tax expense net of federal tax                     ( 6)        ( 6)
Permanent differences                                      1           1
Changes in valuation allowance                           (39)        (39)
                                                      -------      ------
Tax expense at actual rate                                 -           -
                                                      =======      ======

12.   CONVERTILBE DEBENTURES

The Company through a 506 D Securities Offering has solicited investment funds. The Convertible Debentures bear interest at ten percent (10%) per annum payable annually and are convertible into restricted common shares of the Company at $.40 cents per share. The Company has the right to change the conversion price of the debentures. The Debentures are unsecured and are due and payable by December 31, 2005.

13.   PRIOR PERIOD ADJUSTMENTS

Subsequent to the issuance of the Company's consolidated financial statements for the year ended June 30, 2001, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly in the Company's financial statements. The Company's 2001 financial statements have been restated to correct errors as follows:

      (1) The failure to record the debenture conversion provision of $285,536.

      (2) The failure to include the loss on disposal of a subsidiary amounting $138,415 in the income statement.

      (3) Incorrect recording of stock to be issued amounting $414,220.

The effect of the correction of these errors is as follows:


                                              AS PREVIOUSLY            AS
    Year ended June 30, 2001                     REPORTED           RESTATED

    STATEMENT OF SHAREHOLDERS' DEFICIT
      Accumulated deficit:                    $ (4,844,416)      $ (5,129,952)
      Additional paid-in capital              $          -       $  3,966,173
      Common stock                            $  4,193,790       $     98,933
      Stock to be issued                      $          -       $    414,220

    STATEMENT OF OPERATIONS:
      Interest expense                        $     20,637       $    306,173
      Loss on disposal of subsidiary          $          -       $    138,415
      Net loss                                $  (1003,254)      $ (1,427,205)

14.      STOCKHOLDERS' EQUITY

Common Stock:

During the fiscal year 2002, the Company issued 1,674,395 shares of common stock for cash amounting $686,729 (including $414,220 which was received in 2001 and has been reflected as to be issued in the financial statements at June 30, 2001) and 78,821 shares of common stock for interest and loan incentives amounting $31,528.

The Company issued 265,000 shares of common stock for services in fiscal year 2002 for services amounting $94,650 and 300,000 shares of common stock for compensation amounting $108,000.

The Company issued 1,512,941 shares for cash amounting $628,261 during the fiscal year 2001. The Company received cash of $414,220 for shares to be issued as of June 30, 2001.

The Company received cash of $297,438 for 743,594 shares to be issued and consulting expenses of $44,406 were recorded for 153,125 shares to be issued in the fiscal year 2002.

The Company converted $750,000 notes from a related party to 1,875,000 shares of common stock to be issued in the year ended June 30, 2002 (note 7).

Stock Options:

The number and weighted average exercise prices of options granted by the Company are as follows:

                                               Options        Outstanding
                                                Number         Weighted
                                                  of           Average
                                               Options         Exercise
                                                                Price
                                              ---------       --------
     Options outstanding June 30, 2001                -              -
     Granted during the year                  8,083,958         $ 0.40
     Exercised                                        -              -
     Expired/forfeited                         (528,750)         (0.40)
                                              ---------       --------
     Outstanding June 30, 2002                7,555,208         $ 0.40
                                              =========       ========

The weighted average remaining life of options outstanding is 3.59 years. Options exercisable and their weighted average exercise price are 5,405,208 and $0.40 respectively. The weighted average grant date exercise price was $0.40 and the weighted average grant date fair value of all options granted was $0.39. The weighted average fair value of options granted whose exercise price was equal to, exceeded or was less than the grant date stock price was $.19, $ .25 and $.04, respectively.

The Company granted options to various consultants for services rendered. These options were accounted for using the fair value of the options granted based on the Black- Scholes option-pricing model. The Company recorded $42,675 as consulting expense.

The Company accounts for stock based compensation to employees under APB 25 using the intrinsic value method.

Pro forma information regarding the effect on operations is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions:

          Expected life (years)             1-5 years
          Risk-free interest rate                5.0%
          Dividend yield                            -
          Volatility                              0.5

Proforma information regarding net loss and loss per share, pursuant to the requirements of FASB 123 for the years ended June 30, 2002 and 2001 are as follows:

                                              2002
                                   ------------------------
                                   Historical      Proforma
                                   ----------      --------

        Net loss                $   1,741,299    $ 1,973,075
                                    ---------      ---------
        Net loss per share -
          basic and diluted     $        (.15)   $      (.17)
                                    ---------      ---------

In addition, the Company granted 1,875,000 options to a lender as an incentive to convert its loan in common stock. The company recorded $375,000 as additional interest expense on the loan. The Company also granted an option to purchase 100,000 shares to the same lender in connection with a line of credit. The company recorded additional interest of $13,000. The interest expense represented the fair value of the options granted based on assumptions described above.

15.     SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid income taxes of $0 and interest of $23,148 during the fiscal year 2002. The Company paid income taxes of $0 and interest of $0 during the fiscal year 2001.

Supplemental disclosure of non-cash investing and financing activities:

The cash flow statements do not include following non-cash investing and financing activities:

During the fiscal year 2002, the Company recorded 1,875,000 shares of common stock for debt settlement valued $708,750 for stock to be issued.

The Company issued 78,821 shares of common stock for incentives on convertible loans in fiscal year 2002 amounting $31,528.

The Company issued 265,000 shares of common stock for services in fiscal year 2002 for services amounting $94,650 and 300,000 shares of common stock for compensation amounting $108,000.

The Company recorded for 153,125 shares to be issued in the fiscal year 2002 for consulting expenses of $44,406.

16.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2002, the Company had incurred cumulative losses of $6,871,251 including net losses of $1,741,299 and $1,427,205 for the fiscal years 2002 and 2001. The Company had negative working capital of $459,771 at June 30, 2002. The continuing losses have adversely affected the liquidity of the Company.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended June 30, 2002, towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses
(iii) management of accounts payable and (iv) evaluation of its distribution and marketing methods.


17.   SUBSEQUENT EVENTS

The Company issued 2,239,180 shares of common stock subsequent to June 30, 2002. 743,594 shares were issued for cash amounting $297,438, 916,146 shares were issued for services amounting $265,682 and 579,440 shares of common stock in conversion of debt amounting $231,776.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 8, 2002, Stuart Rubin, the Company's outside independent accountant was dismissed by the Company. Stuart Rubin's opinion for the Company's fiscal year ended June 30, 2001, contained a qualification that the Company continues to do business.

On July 8, 2002, the Company retained Kabani & Company, Inc. as its new outside independent accountant. The decision to change accountants was made by unanimous decision of the Company's Board of Directors.

There was no disagreement by the Company with the former outside independent accountant.


                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


        The names, ages and positions of the directors and executive officers of the Company as of June 30, 2000, are as follows:

NAME                     AGE     POSITION                         SINCE
---------------------------------------------------------------------------
Michael C. Davies       32       Chief Financial Officer,        Dec. 1997
                                 Vice President and a Director

Gordon W. Davies        33      President and a Director         Dec. 1997

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

        From 1994 to 1996 Mr. Davies was the Marketing Manager for Babcock King-Wilkinson, LP, Irvine, California, a wastewater treatment business.

        From 1996 to 2000 Mr. Davies has held the positions of Vice
President and a Director for Aquadynamic Technologies, Inc. and Aquatek, Inc., which is a wholly owned subsidiary of Aquadynamic Technologies. Aquadynamic Technologies, Inc. was acquired by Registrant and became Registrant's wholly-owned subsidiary in November of 1997.

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

        From 1996 to 2000 Mr. Davies has been the President and a Director of Aquadynamic Technologies, Inc. He is also a Director of Aquatek, Inc., the wholly-owned subsidiary of Aquadynamic Technologies, Inc. Aquatek, Inc. is an engineering design house and supplier of computer-automated process and motor control systems for water and wastewater treatment systems.

        From 1996 to 1998 Mr. Davies was the General Manager of Wil-Flow, Inc.

        From 1997 to the present, Mr. Davies has held the position of President and a Director for us. Gordon Davies is the brother of Michael Davies.



Section 16(a) Beneficial Ownership Reporting Compliance

The Company has received no filings under Section 16(a) of the Securities Exchange Act of 1934, and is unable to determine if forms were filed on a delinquent basis or are missing.

ITEM 10. EXECUTIVE COMPENSATION

Director Compensation

The following table reflects compensation paid or accrued during the indicated fiscal years, which end on June 30th of the indicated year with respect to compensation paid or accrued by Reclamation Consulting And Applications, Inc.

                           SUMMARY COMPENSATION TABLE


        ----------------------------              -----------------------
           Annual Compensation                     Long Term Compensation
       -----------------------------              ----------------------

 Name                                              Annual     Restricted                            All Other
 and            Year                               Compen-      Stock       Underlying     LTIP      Compen-
 Principal      Ending    Salary      Bonus        sation       Award(s)     Options/     Payouts    sation
 Position       6/30       ($)         ($)           $            ($)        SARs (#)       ($)        ($)
 --------       -----     -------    -------        ------     ----------    ----------    -------   ---------
  Gordon       2002      $135,200          0          0          150,000      950,000           0          0
  Davies,      2001      $ 93,000          0          0                          0              0          0
  Pres.        2000      $ 81,000          0          0                          0              0          0
               1999      $ 60,000    $60,000          0                       750,000           0          0
               1998      $ 60,000          0          0                          0              0          0


 Michael       2002      $135,200          0          0          150,000      950,000            0         0
 Davies,       2001      $ 93,000          0          0                          0               0         0
 CFO.          2000      $ 81,000          0          0                          0               0         0
               1999      $ 60,000    $60,000          0                       750,000            0         0
               1998      $ 60,000          0          0                          0               0         0


The Company's two principal officers, Gordon Davies, Chief Executive Officer and a Director, and Michael Davies, Chief Financial Officer, Vice President and a Director, entered into new Employment Agreements, commencing January 1, 2002, and having a three year term. The Employment Agreements are identical, and provide for a base salary of $135,200 for the first year. If the Company realizes a minimum net profit for its 12 months ended December 31, 2003 of $250,000 or more, base compensation increases by 20% effective as of the beginning of the second twelve months of the Contract. If the Company realizes a net profit of at least $250,000 over the 12 months ended December 31, 2004, the base compensation increases by an additional 20% over the preceding year's compensation.

In addition, the Employment Agreements provide for bonuses on a sliding scale based on the Company realizing net profits each fiscal year. A bonus equal to 10% of the base salary will be paid in any fiscal year in which net profits equal or exceed $250,000. This percentage increases on a sliding scale as net profits in any fiscal year over the three year contract term increase above $500,000, with a bonus equal to 100% of base salary to be paid if the Company in any fiscal year realizes a net income of $2,500,000 or more.

In addition, the Employment Contract grants each employee an additional 950,000 options to acquire the Company's common stock. These options are combined with 550,000 pre-existing options granted under previous contracts with each employee and reallocated under new vesting terms. Under these terms, for each employee, 500,000 shares vest on January 15, 2002, 500,000 shares vest on January 15, 2003, and 500,000 shares vest on January 15, 2004. The option exercise price is $.40 per share.

These Agreements have noncompete provisions and various other provisions, including a death disability benefit of 3 months' pay plus 3 months' benefits. Copies of each of these Employment Agreements with each executive officer are attached hereto as Exhibits and by this reference incorporated herein.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the common stock (including common stock acquirable within 60 days pursuant to options, warrants, conversion privileges or other rights) of the company as of June 30, 2002 (i) by each of the Company's directors and executive officers, (ii) all executive officers and directors as a group, and (iii) all persons known by the Company to own beneficially more than 5% of the common stock. All persons listed have sole voting and investment power over the indicated shares unless otherwise indicated.

Name                          Shares
----                         -----------
Michael Davies                1,025,807
Gordon Davies                 1,017,400
Kurt Baum                     2,080,000
Gerald Fuller                 1,300,000
Canvasback Company Limited    5,050,000
                              ==========
All Officers and Directors    10,473,207
As a Group

The address for Mr. Michael Davies is 23832 Rockfield Blvd. Suite 275 Lake Forest, CA 92630

The address for Mr. Gordon Davies is 23832 Rockfield Blvd. Suite 275 Lake Forest, CA 92630

The address for Mr. Kurt Baum is 680 S. Ayon Avenue, Azusa, CA 91702

The address for Mr. Gerald Fuller is 25001 Sugar Pine Drive Pioneer, CA 95666

The address for Canvasback Company Limited is Hannah - Waver House The Valley, Anguilla, BWI

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nothing To Report





ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are being filed herewith.

         3.1 Amendment of the Articles of Incorporation of Recycling Centers of America, Inc., changing the name of the corporation to Reclamation Consulting And Applications, Inc.

        10.1   Management contract for Mr. Gordon Davies

        10.2   Management Contract For Mr. Michael Davies

(b) Reports on Form 8-K. Date of Report: July 8, 2002

        Item 4.  Changes in Registrant's Certifying Accountant

           On July 8, 2002 the Registrant engaged Kabani & Company, Inc., Certified Public Accountants, as the Registrant's independent accountants to report on the Company's consolidated balance sheet as of June 30, 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. The decision to appoint Kabani & Company, Inc. was approved by the Registrant's Board of Directors.

           The Registrant dismissed Stuart Rubin as its auditors effective July 8, 2002. Stuart Rubin served as the Registrant's independent auditors' for the Registrant's fiscal year ended June 30, 2001 and 2002, as well as for previous periods. Stuart Rubin's report on the Registrant's consolidated financial statements for the registrant's fiscal years June 30, 2001 and 2000 (the "Reports") do not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, however, they were modified to include an explanatory paragraph wherein they expressed substantial doubt about the Registrant's ability to continue as a going concern.

           During the Registrant's fiscal year ended June 30, 2001 and 2000, and during the period from July 1, 2002 until Stuart Rubin's dismissal, there were no disagreements with Stuart Rubin within the meaning of item 304 of regulation S-B or any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure, which disagreements if not resolved to Stuart Rubin's satisfaction, would have caused Stuart Rubin to make reference to the subject matter of the disagreements in connection with its reports.

           During the Registrant's fiscal year ended June 30, 2001 and 2000, and during the period from July 1, 2002 until Stuart Rubin's dismissal, there were no "reportable events" (as such term is defined in item 304(a)(1)(iv)(B) of regulation S-B.

           During the Registrant's two most recent fiscal years and any subsequent interim period prior to the engagement of Kabani & Company, Inc., neither the Registrant nor anyone on the Registrant's behalf consulted with Kabani & Company, Inc. regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements or (ii) any matter that was either the subject of a "disagreement" or a "reportable event."

           The Registrant has requested Stuart Rubin to review the disclosure contained herein and has provided Stuart Rubin the opportunity to furnish the Registrant with a letter addressed to the Commission containing any new information, clarification of the Registrant's expression of Stuart Rubin's views, or the respects in which Stuart Rubin does not agree with the statements contained herein. Stuart Rubin has reviewed the disclosure contained herein and has provided to the Registrant a letter addressed to the Securities and Exchange Commission stating that it has reviewed the disclosure provided in this Current Report and has no disagreement with the relevant portions of this disclosure, pursuant to the requirements of Item 304(a)(3) of Regulation S-B. A copy of such letter is filed as Exhibit 16 to this Current Report on Form 8-K.

                                   SIGNATURES


  In accordance with then requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Reclamation Consulting and Applications, Inc.


  /s/ Michael Davies, CFO
  --------------------------
      Michael Davies, CFO


 Date: October 15, 2002