Form 10QSB
period 2002-09-30
RECLAIMATION CONSULTING & APPLICATIONS INC
filed 2002-11-18
CIK 1100091

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  Form 10-QSB

                             QUARTERLY REPORT UNDER
                              Section 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
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


                Securities outstanding as of September 30, 2002
                    14,622,682 Common shares $.01 Par Value

================================================================================



PART I --- FINANCIAL INFORMATION

Item 1.  Financial Statements




                                 BALANCE SHEET
                                  (Unaudited)

                                                                      September 30,
                                                                   2002           2001

ASSETS

CURRENT ASSETS

   Cash and cash equivalents                                   $       -       $   3,624
   Accounts receivable                                            73,837         197,741
   Inventory                                                     294,792          71,128
   Prepaid expense                                                 8,157               -
   Employee advances                                              12,376               -
   Deposits                                                        2,350               -
   Loan to Officers/Shareholders                                       -          25,670
   Other loans receivable                                              -          75,000
                                                               ---------       ---------
     Total current assets                                        391,512         373,163

PROPERTY AND EQUIPMENT, net                                      104,511          20,065
                                                               ---------       ---------
                                                               $ 496,023      $  393,228
                                                               =========       =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                               40,697         127,635
   Accrued expenses                                              351,905         185,168
   Note payable - shareholder                                     10,000         219,903
   Convertible current loans - shareholders                       97,000          20,000
                                                                 ---------     ---------
      Total current liabilities                                  499,602         552,706

CONVERTIBLE LOANS-SHAREHOLDERS                                    57,104         185,560

CONVERTIBLE DEBENTURES                                           260,627         386,127
                                                                 ---------     ---------
      Total liabilities                                          817,333       1,124,393


STOCKHOLDERS' DEFICIT

   Common stock, $.01 par value;
     Authorized shares 75,000,000,
     14,622,682 and 11,317,773 shares
     issued and outstanding as of
     September 30, 2002 and 2001,
     respectively                                                  146,607     4,252,031
   Additional paid in capital                                    5,816,927             -
   Treasury stock                                                  (15,000)      (15,000)
   Shares to be issued                                           1,068,952             -
   Accumulated deficit                                          (7,149,963)   (4,968,576)
                                                                 ---------     ----------
     Total stockholders' deficit                                  (321,310)     (731,165)
                                                                 ---------     ---------
                                                                   496,023       393,228
                                                                 =========     =========

The accompanying notes are an integral part of these financial statements.



                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                            STATEMENTS OF OPERATIONS
         FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
                                  (Unaudited)


                                                                  For the Three Months
                                                                   Ended September 30,
                                                                   2002            2001
                                                                ---------       ---------
Net revenue                                                        62,569          91,661

Cost of revenue                                                    53,226          50,336
                                                                ---------       ---------
Gross Profit                                                        9,342          41,325

Total operating expenses                                          609,172         161,283
                                                                ---------       ---------
Loss from operations                                             (599,830)       (119,958)

Non-operating income (expense):
   Interest expense                                               (19,281)         (4,202)
                                                                ---------       ---------
Loss before income tax and extraordinary item                    (619,111)       (124,160)

Provision for income tax                                              800               -
                                                                ---------       ---------
Loss before extraordinary item                                   (619,911)       (124,160)

Extraordinary item-Gain on settlement of debts                    341,232               -
                                                                ---------       ---------
Net loss                                                        $(278,679)     $ (124,160)
                                                                =========       =========

Basic and diluted weighted average shares outstanding*         13,740,285      11,317,773
                                                                =========       =========

Basic and diluted net loss per share                                (0.02)          (0.01)
                                                                =========       =========


* Weighted average number of shares used to compute basic and diluted loss per share is the same in these financial statements since the effect of dilutive securities is anti-dilutive.

The accompany notes are an integral part of these financial statements.




                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                            STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
                                  (Unaudited)



                                                                  2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES                             -------         -------
   Net loss                                                    $(278,679)      $(124,160)
   Adjustments to reconcile net Loss to net cash
     Used in operating activities:
        Depreciation and amortization                              3,328           2,000
        Issuance of shares for services and compensation         288,754               -
        Gain on settlement of debts                             (341,232)              -
        (Increase)/decrease in current assets:
      Accounts receivable                                         (1,775)        (15,962)
            Inventory                                            (57,873)              -
            Other assets                                         (14,869)         12,320
        (Increase)/decrease in current liabilities:
            Accounts payable and accrued expenses                 57,499          35,607
                                                                 -------         -------
         Total adjustments                                       (66,168)         33,965
                                                                 -------         -------
     Net cash used in operating activities                      (344,847)        (90,195)
                                                                 -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
            Acquisition of equipment                             (31,924)              -
                                                                 -------         -------
     Net cash used in investing activities                       (31,924)              -
                                                                 -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds/(payments) of notes payables                311,581         (14,000)
            Proceeds from convertible debentures                       -         147,644
            Payments of shareholder loans                              -         (25,670)
            Payments of other loans                                    -         (75,000)
            Receipt of cash received for shares to be issued      53,515               -
            Issuance of common stock for cash                     10,000          55,274
                                                                 -------         -------
     Net cash provided by financing activities                   375,096          88,248
                                                                 -------         -------
NET DECREASE IN CASH & CASH EQUIVALENTS                           (1,675)         (1,947)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                         1,675           5,571
                                                               ---------       ---------
CASH & CASH EQUIVALENTS, ENDING BALANCE                        $       -      $    3,624
                                                               =========       =========

The accompanying notes are an integral part of these financial statements.




                    RECLAMATION CONSULTING AND APPLICATIONS, INC.
                    (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                       NOTES TO UNAUDITED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2002 and 2001


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

2.    BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the two years ended June 30, 2002 and 2001 was filed on October 16, 2002 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003.

3.    USE OF ESTIMATES

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

4.    NEW ACCOUNTING PRONOUNCEMENTS

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

5.    NOTES PAYABLE - SHAREHOLDER

Note Payable to shareholder amounting $10,000 bears an interest rate of 10 %, unsecured and payable on demand.

6.   CONVERTIBLE LOANS-SHAREHOLDERS

The Company has loans amounting $57,104 convertible to restricted common stock at $.45 per share. The loans bear interest at ten percent (10%) per annum payable semi annually beginning January 15, 2002. The term of the loans are 3 years and has been classified as long tern loans in the financial statements. All investor received one share at inception of the loan. The Company recorded $22,842, the value of shares issued to the investor, as finance charges in the year ended June 30, 2002. The Company did not record any amount for conversion feature since the fair value of shares were less than conversion price.

Convertible current loans:

The Company has a loan amounting $17,000 convertible in to restricted common stock at $.40 per share. The loan bears interest at twelve percent (12%) per annum. The term of the loan was 30 days. Subsequent to September30, 2002, the loan was converted in to 42,500 common stock of the Company.

The Company has a loan amounting $80,000 convertible to restricted common stock at $.40 per share. The loans bear interest at ten percent (10%) per annum. The loan was due in two lump-sum payments at 90 days and 180 days from the investment date. Subsequent to September 30, 2002, the loan was converted in to 200,000 common stock of the Company.

The Company did not record any amount for conversion feature since the fair value of shares were less than conversion price.

7.    CONVERTIBLE DEBENTURES

The Company through a 506 D Securities Offerings has solicited investment funds. The Convertible Debentures bear interest at ten percent (10%) per annum payable annually and are convertible into restricted common shares of the Company at $.40 cents per share. The Company has the right to change the conversion price of the debentures. The Debentures are unsecured and are due and payable by December 31, 2005. The Company recorded $285,536 as interest expense for conversion feature in the year ended June 30, 2001.

8.    COMMITMENTS

The Company conducts its operations utilizing leased facilities and equipment under noncancellable operating lease agreements expiring at various dates through the year 2007. Future minimum lease commitments, excluding property taxes and insurance, are approximately as follows:

                                 Period ending September 30,

                                2003                    $56,597
             2004 58,294
2005 60,044
2006 61,845
2007 42,046
             Total                  $278,826

Rent expenses for all leased facilities and equipment were $18,773 and $6,288 for the period ended September 30, 2002 and 2001, respectively.

9.   NET LOSS PER SHARE:

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

10.    MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

During the period ending September 30, 2002, the total sale to three major customers was $52,445 and the receivable balance from these major customers was $43,541. The Sales during the three months ended September 30, 2001 was to diverse customers and no one customer had the majority of the sales. Management believes that customer acceptance, billing, and collection policies are adequate to minimize potential risk on trade receivables.

11.   RELATED PARTY TRANSACTIONS

A major shareholder of the Company has loaned money to the Company at various times through June 30, 2002. These loans bear interest at ten percent (10%) per annum. The Company converted $750,000 of these notes out of total notes of $865,763, into common stock during the fiscal year 2002. The gain on conversion amounting $41,250 was recorded in the fiscal year 2002. The shares were not issued as of September 30, 2002 and therefore have been classified as shares to be issued for $708,750.

In March 2002, the major shareholder of the Company provided the Company a line of credit facility with a limit to borrow up to $250,000. The line was increased to $650,000 in July 30, 2002. The interest rate on the outstanding balance under the facility is 10% per annum. The line expires on October 31, 2003. As compensation of making line of credit available and increase it to the current limit, the Company granted an option to the shareholder, to purchase an additional 200,000 shares of the Company's restricted common stock at an exercise price of $0.40 per share. The Option is valid through July, 2005. The Company had borrowed a total of $442,344 under the line, through September 27,2002. The Outstanding balance under the line was settled by agreeing to issue 1,125,000 shares of the Company's common stock on September 27, 2002 (note 14). The gain on conversion amounting $142,157 was recorded as an extraordinary item. The shares were not issued as of September 30, 2002 and have been included in shares to be issued for $306,687.

12.   STOCKHOLDERS' EQUITY

Common Stock:

During the three month period ended September 30, 2002, the Company issued 1,358,034 shares of common stock for cash amounting $307,438 (including $297,438 which was received in the prior period and has been reflected as to be issued in the financial statements at June 30, 2002).

The Company issued 778,125 shares of common stock for services during the period ended September 30, 2002 for services amounting $215,185 and 425,000 shares of common stock for compensation amounting $117,975. Consulting service expenses were calculated based upon the fair market value of the freely trading shares as quoted on OTCBB on NASDAQ at the time of the agreement.
The Company issued 138,185 shares for cash amounting $55,274 during period ended September 30, 2001.

The Company received cash of $53,515 for 133,788 shares to be issued during the period ended September 30, 2002.

During the period ended September 30, 2002, the Company converted $442,344 note and $6,500 interest into 1,125,000 shares of common stock to be issued amounting $306,687 (note 14).

13.   SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid income taxes of $0 and interest of $7,082 during the period ended September 30, 2002. The Company paid income taxes of $0 and interest of $4,750 during the period ended September 30, 2001.

Supplemental disclosure of non-cash investing and financing activities:

The cash flow statements do not include following non-cash investing and financing activities:

The Company issued 778,125 shares of common stock for services during the period ended September 30, 2002 for services amounting $215,185 and 425,000 shares of common stock for compensation amounting $117,975.

The Company cancelled 150,000 shares of common stock during the period ended September 30. 2002.

14.   EXTRAORDINARY ITEM

During the period ended September 30, 2002, the Company was released from its liability to pay for the note of $199,075 from the creditor. The Company recorded extinguishments of debt as extraordinary gain of $199,075 in the period ended September 30, 2002.

On September 27, 2002, the Company converted notes of $442,344 and interest payable amount of $6,500 into 1,125,000 shares of common stock valued at $306,687. The gain on this conversion amounting $142,157 was recorded as an extraordinary item in the period ended September 30, 2002.

15.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2002, the Company had incurred cumulative losses of $7,149,930 including net losses of $278,679 and $124,160 for the period ended September 30, 2002 and 2001. The Company had negative working capital of $3,579 at September 30, 2002. The continuing losses have adversely affected the liquidity of the Company.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended September 30, 2002, towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses (iii) management of accounts payable and (iv) evaluation of its distribution and marketing methods.

NOTE A - COMPANY BACKGROUND

Reclamation Consulting and Applications, Inc. (formerly, Recycling Centers of America, Inc.) (the "Company") is a Colorado corporation, originally formed in 1976 under the name of Vac-Tech Systems, Inc. The Company changed its name to Recycling Centers of America on March 26, 1999. On January 16, 2002, articles of amendment were filed to change the name of corporation to Reclamation Consulting and Applications, Inc. The Company as of June 30, 1998 had a wholly owned subsidiary Aquadynamic Technologies, Inc. (ATI). ATI had two subsidiaries, Aquatek, Inc. and Wil-Flow, Inc. Wil-flow, Inc., on March 8, 1999, was dissolved and the patents on the technology were returned to its former owner and president as a result of the resolution of a lawsuit between the parties. In July of 2000, Aquatek, Inc., was sold back to its management for a cash purchase price of $57,500.

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


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1.    Principles of Consolidation

The consolidated financial statements include the accounts of the Company for the three month period ended September 30, 2002, and accounts of the Company and its subsidiary, Aquadynamic Technologies, Inc. and its wholly-owned subsidiaries Aquatek, Inc. for the three month period ended September 30, 2001. All material inter-company balances and transactions including investments in subsidiaries have been eliminated.

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

6.    Fair Value of Financial Instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying, as financial instruments are a reasonable estimate of fair value.

7.    Segment Reporting

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

8.    Recent Pronouncements

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

NOTE C - ACCOUNTS RECEIVABLE

The Company's customer base consists of a geographically dispersed customer base. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.

NOTE D - PROPERTY AND EQUIPMENT


Property and Equipment consisted of the following at September 30, 2002 and 2001:


                                              2002                2001
                                            -------             ---------
        Computers and Office Equipment     $  23,525            $62,191
        Equipment                             90,314                  -
        Vehicles                               2,000                  -

                                     --------           ---------
                                             115,839             62,191
           Less accumulated depreciation     (11,328)           (42,126)
                                             -------            ---------
        Balance                            $ 104,511            $20,065
                                             =======            =========

Depreciation expense was $3,328 and $2,000 for the three months ended September 30, 2002 and 2001, respectively.

NOTE E - NOTES PAYABLE

Notes payable consisted of the following at September 30, 2002 and 2001:

                                                   2002           2001
                                                 -------         -------
Loan Payable to Shareholders
interest rate of 10 % payable in restricted
stock of the Company                             $ 10,000        $20,000

Note Payable to Pall Filter payable in
installments beginning March 2001
bearing interest at 8 % per annum                      -         219,903
                                                 --------        -------
                 Total                           $ 10,000       $229,903

                 Less long-term portion                -         (20,000)
                 Current Portion                 $ 10,000        $219,903


NOTE F - RELATED PARTY TRANSACTIONS

Certain of the Company's major shareholders have loaned money to the Company at various times. The consolidated related party loans as of September 30, 2002 and 2001 from related parties are $0.00 and $185,560 respectively. It is the intent of the Company to convert these notes into common shares of stock. These loans bear interest at ten percent (10%) per annum.


NOTE G - COMMITMENTS AND CONTINGENCIES

The Company conducts its operations utilizing leased facilities and equipment under noncancellable operating lease agreements expiring at various dates through the year 2007. Future minimum lease commitments, excluding property taxes and insurance, are approximately as follows:

                        Year ending June 30,
                        ---------------------------------
                        2003......................$56,597
                        2004.......................58,294
                        2005.......................60,044
                        2006.......................61,845
                        2005.......................42,046

Rent expense for all leased facilities and equipment was approximately $18,773 and $6,288 for the three months ended September 30, 2002 and 2001, respectively. The increase in rent expense for the three months ended September 30, 2002 was due to the new lease for the warehouse and office facility in Salt Lake City, Utah.

The Company has no pending lawsuits. Management is not aware of any potential lawsuits that will have a material adverse effect on the financial position of the Company.


NOTE H - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The majority of the Sales in 2002 and 2001 are to a few customers. For the three months ended September 30, 2002, the total sales to three major customers were $52,445 and the receivable balance from these major customers was $43,541. Sales during the same period in 2001 were to diverse customers; no one customer represented the majority of the sales. Management believes that customer acceptance, billing, and collection policies are adequate to minimize potential risk on trade receivables.


NOTE I - ACQUISITION OF SIERRA TECHNOLOGIES

On June 1, 1999 the Company purchased Sierra Technologies, Inc whose business includes purchasing, treatment and brokerage of chemical and petroleum products throughout North America. The net purchase price was $22,299 which represents the difference between the amount owed to Sierra Technologies vendors and the Accounts Receivable due from its customers. In September 2000 the President of Sierra Technologies resigned as Chief Executive Officer of Recycling Centers of America, Inc. to pursue other interests. He took with him certain amount of the brokered chemical business. The financial statements for the three months ended September 2002 and 2001 do not show any asset or operations from Sierra Technologies, Inc.


NOTE J - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $ 7,149,930 at September 30, 2002. The continuing losses have adversely affected the liquidity of the Company. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the three months ended September 30, 2002, towards (i) obtaining additional equity financing; (ii) controlling of salaries and general and administrative expenses;

(iii) management of accounts payable; and (iv) evaluation of its distribution and marketing methods.


NOTE K - CONVERTILBE DEBENTURES

The Company through a 506 D Securities Offering has solicited investment funds. The Convertible Debentures bear interest at ten percent (10%) per annum and are convertible into restricted common shares of the Company at $.40 to $.65 cents per share. The Company has the right to change the conversion price of the debentures.


Item 2.  Management's Discussion and Analysis


                        MANAGEMENT DISCUSSION AND ANALYSIS
                        INTERIM FINANCIAL STATEMENTS AS OF
                           SEPTEMBER 30, 2002 AND 2001


Three Month Statement of Operations

The Company has incurred losses of $278,679 for the three months ended September 30, 2002 as compared to a net loss of $124,160 for the three months ended September 30, 2001. These losses can be attributed to the fact that the Company is incurring significant costs in the implementation of its business strategy of becoming a leader in filtration system technologies.


The Cost of goods sold represents eighty-five percent (85 %) for the three months ending September 30, 2002. The cost of sales for the three months ending September 31, 2001 was fifty five percent (55 %). Revenues for both periods were derived from the sales of chemicals and engineering services.

Operating expenses consist primarily of general and administrative expenses. For the three months ended September 30, 2002 operating expenses totaled $609,172 as compared to $161,283 for the three months ended September 30, 2001. Increased wages and professional and consulting fees account for the increase between the two periods.

During the three months ended September 30, 2002 the Company recognized a $341,232 gain on the settlement of debts. Interest expense increased during the three months ended September 30, 2002 by $15,079 over the same period in 2001.


Liquidity and Capital Resources

As of September 30, 2002 the Company had cash and cash equivalents of $0.00 as compared to cash and cash equivalents of $3,624 as of September 30, 2001. At September 30, 2002, the Company had a working capital deficit (total current liabilities in excess of total current assets) of $108,090 as compared to a working capital deficit of $646,340 as of September 30, 2001.

The principal use of cash for the three months ended September 30, 2002 and 2001 was to fund the net loss from operations. During the three months ended
September 30, 2002, the Company converted out to restricted common stock approximately $450,000 in investor loans.

The management of the Company is endeavoring to cover operating expenses in excess of revenues of the Company until adequate sales are generated, through private sale of additional shares. There is no insurance of success in such placement. Management projects that the Company may become profitable and begin to generate sufficient cash flow to meet its monthly operating expenses sometime during the third quarter of the current fiscal year, but cannot guarantee this result.


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


                   Reclamation Consulting & Applications, Inc.



                                        By: /s/ Michael Davies
Date: November 18, 2002                         -------------------
                                                Michael Davies, CFO