Form 10QSB/A
period 2002-09-30
RECLAIMATION CONSULTING & APPLICATIONS INC
filed 2002-11-19
CIK 1100091

================================================================================

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                FORM 10-QSB

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES AND EXCHANGE ACT OF 1934

            For the quarterly period ended:  September 30, 2002


         [ ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

                 Commission File Number: ________________


               RECLAMATION CONSULTING AND APPLICATIONS, INC.

              (Formerly, Recycling Centers of America, INC.)
        (Name of Small business Issuer as specified in its Charter)

                                 Colorado
       (State or other jurisdiction of Incorporation or organization

                                84-0703717
                     (IRS Employer Identification No.)


                   23832 Rockfield Boulevard, Suite 275
                       Lake Forest, California 92630
                 (Address of Principal Executive Offices)


                              (949) 609-0590
                        (Issuer's Telephone Number)

================================================================================


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                              Yes [X]         No [ ]


As of September 30, 2002, Reclamation Consulting and Applications, Inc. had 14,622,682 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):

                              Yes [ ]         No [X]




                                    F1

               RECLAMATION CONSULTING AND APPLICATIONS, INC.
          (Formerly known as  Recycling Centers of America, Inc.)

                             TABLE OF CONTENTS

                           Report on Form 10-QSB
                             For quarter ended
                            September 30, 2002

Page

PART 1    FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheet at September 30, 2002 (Unaudited)           F-3

            Statements of Operations for the Three Months
            ended September 30, 2002 and 2001 (Unaudited)             F-5

            Statements of Cash Flows for the Three Months ended
            September 30, 2002 and 2001 (Unaudited)                   F-6

            Notes to the Consolidated Financial Statements            F-7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                   F-13

PART II   OTHER INFORMATION

Item    1.   Legal Proceedings                                        F-15

Item    2.   Changes in Securities                                    F-15

Item    3.   Defaults upon Senior Securities                          F-15

Item    4.   Submission of Matters to Vote of Security Holders        F-15

Item    5.   Other Information                                        F-15

Item    6.   Exhibits and Reports on Form 8-K                         F-15

Signatures and Certifications                                         F-16



                                       F2

PART I ---FINANCIAL INFORMATION

Item 1.  Financial Statements




                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                                 BALANCE SHEET
                                   30-Sep-02
                                  (Unaudited)


ASSETS

Current Assets

   Cash and cash equivalents                             $        -
   Accounts receivable                                       73,837
   Inventory                                                294,792
   Prepaid expense                                            8,157
   Employee advances                                         12,376
   Deposits                                                   2,350
                                                          ---------
Total current assets                                        391,512

Property and Equipment, net                                 104,511
                                                          ---------
Total assets                                             $  496,023
                                                          =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accounts paya      $40,697
   Accrued expenses                                         351,905
   Note payable - shareholder                                10,000
   Convertible current loans - shareholders                  97,000
                                                           --------
Total current liabilities                                   499,602

Convertible Loans-Shareholders                               57,104

Convertible Debentures                                      260,627
                                                           --------
Total liabilities                                           817,333
                                                           --------
Stockholders' Deficit

   Common stock, $.01 par value;
     75,000,000 authorized shares,
     14,622,682 and 11,317,773 shares
     issued and outstanding as of
     September 30, 2002 and 2001,
     respectively                                           146,606
   Additional paid in capital                             5,628,062
   Treasury stock                                           (15,000)
   Shares to be issued                                    1,068,952
   Accumulated deficit                                    7,149,930)
                                                          ---------
Total stockholders' deficit                                (321,310)
                                                          ---------
Total liabilities and stockholders' deficit               $ 496,023
                                                          =========

The accompanying notes are an integral part of these financial statements.


                                       F3


                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                            STATEMENTS OF OPERATIONS
         FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
                                  (Unaudited)


                                                                 For the Three Months
                                                                  Ended September 30,
                                                                  2002          2001
                                                                -------        -------

Net revenue                                                    $   62,569   $   91,661

Cost of revenue                                                    53,227       50,336
                                                                ---------     ---------
Gross Profit                                                        9,342       41,325

Total operating expenses                                          609,172      161,283
                                                                ---------     ---------
Loss from operations                                             (599,830)    (119,958)

Non-operating income (expense):
   Interest expense                                               (19,281)      (4,202)
                                                                ---------     ---------
Loss before income tax and extraordinary item                    (619,111)    (124,160)

Provision for income tax                                              800            -
                                                                ---------     ---------
Loss before extraordinary item                                   (619,911)    (124,160)

Extraordinary item-Gain on settlement of debts                    341,232            -
                                                                 --------     ---------
Net loss                                                        $(278,679)   $(124,160)
                                                               ==========   ===========

Basic and diluted weighted average shares outstanding*         13,740,285   11,317,773
                                                               ==========   ===========

Basic and diluted net loss per share                                (0.02)       (0.01)
                                                               ==========   ===========

*Weighted average number of shares used to compute basic and diluted loss per share is the same in these financial statements since the effect of dilutive securities is anti-dilutive.

The accompany notes are an integral part of these financial statements.


                                       F4

                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                            STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
                                  (Unaudited)


                                                                  2002            2001
                                                                 -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                    $(278,679)      $(124,160)
   Adjustments to reconcile net Loss to net cash
     Used in operating activities:
        Depreciation and amortization                              3,328           2,000
        Issuance of shares for services and compensation         288,754               -
        Gain on settlement of debts                             (341,232)              -
        (Increase)/decrease in current assets:
      Accounts receivable                                         (1,775)        (15,962)
            Inventory                                            (57,873)              -
            Other assets                                         (14,869)         12,320
        (Increase)/decrease in current liabilities:
            Accounts payable and accrued expenses                 57,499          35,607
                                                                 -------         -------
         Total adjustments                                       (66,168)         33,965
                                                                 -------         -------
     Net cash used in operating activities                      (344,847)        (90,195)
                                                                 -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES
            Acquisition of equipment                             (31,924)              -
                                                                 -------         -------
     Net cash used in investing activities                       (31,924)              -
                                                                 -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds/(payments) of notes payables                311,581         (14,000)
            Proceeds from convertible debentures                       -         147,644
            Payments of shareholder loans                              -         (25,670)
            Payments of other loans                                    -         (75,000)
            Receipt of cash received for shares to be issued      53,515               -
            Issuance of common stock for cash                     10,000          55,274
                                                                 -------         -------
     Net cash provided by financing activities                   375,096          88,248
                                                                 -------         -------

NET DECREASE IN CASH & CASH EQUIVALENTS                           (1,675)         (1,947)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                         1,675           5,571
                                                               ---------       ---------
CASH & CASH EQUIVALENTS, ENDING BALANCE                        $       -      $    3,624
                                                               =========       =========

The accompanying notes are an integral part of these financial statements.



                                    F5

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

Presently, the Company's primary business is production and sale of Alderox(TM) ASA-12(TM) and applicator systems. ASA-12(TM) is an asphalt/concrete release agent that was developed by the Company in response to the industry's need for an effective, economical and environmentally friendly product.

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


                                    F6

               RECLAMATION CONSULTING AND APPLICATIONS, INC.
              (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
            NOTES TO UNAUDITED FINANCIAL STATEMENTS, continued
                        SEPTEMBER 30, 2002 and 2001



SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business.

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



                                    F7

               RECLAMATION CONSULTING AND APPLICATIONS, INC.
              (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
            NOTES TO UNAUDITED FINANCIAL STATEMENTS, continued
                        SEPTEMBER 30, 2002 and 2001


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

7.   CONVERTILBE DEBENTURES

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



                                    F8

               RECLAMATION CONSULTING AND APPLICATIONS, INC.
              (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
            NOTES TO UNAUDITED FINANCIAL STATEMENTS, continued
                        SEPTEMBER 30, 2002 and 2001



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



                                    F9

               RECLAMATION CONSULTING AND APPLICATIONS, INC.
              (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
            NOTES TO UNAUDITED FINANCIAL STATEMENTS, continued
                        SEPTEMBER 30, 2002 and 2001


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


                                      F10

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



                                    F11

               RECLAMATION CONSULTING AND APPLICATIONS, INC.
              (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
            NOTES TO UNAUDITED FINANCIAL STATEMENTS, continued
                        SEPTEMBER 30, 2002 and 2001


Supplemental disclosure of non-cash investing and financing activities:


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


                                    F12

               RECLAMATION CONSULTING AND APPLICATIONS, INC.
              (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                    INTERIM FINANCIAL STATEMENTS AS OF
                        SEPTEMBER 30, 2002 and 2001


Item 2.  Management's Discussion and Analysis

Our primary business at this date is the production and sale of Alderox(TM) ASA-12(TM) and applicator systems. ASA-12(TM) is an asphalt/concrete release agent that was developed by the Company in reponse to the industry's need for an effective, economical and environmentally friendly product.

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

Current Alderox(TM) ASA-12(TM) customers operate similar facilities both nationally and internationally. We have been providng Alderox(TM) ASA-12(TM) within the State of Utah with the intent of providing product to our same customers located in different states as we receive approval of our product within those states. Other customers within the United States will be approached through sales representatives.

Three Month Statement of Operations:

The Company has incurred losses of $278,679 for the three months ended September 30, 2002 as compared to a net loss of $124,160 for the three months ended September 30, 2001. These losses can be attributed to the fact that the Company is incurring significant costs in the implementation of its business strategy of becoming a leader in filtration system technologies.

The Cost of goods sold represents eighty-five percent (85 %) of net revenue for the three months ending September 30, 2002. The cost of sales for the three months ending September 30, 2001 was fifty five percent (55 %) of net revenue. Revenues for both periods were derived from the sales of chemicals and engineering services.

Operating expenses consist primarily of general and administrative expenses. For the three months ended September 30, 2002 operating expenses totaled $609,172 as compared to $161,283 for the three months ended September 30, 2001. Increased wages, as well as professional and consulting fees account for the increase between the two periods. Approximately $289,000 of the $609,172 was paid through the issuance of shares of the Company's common stock.

During the three months ended September 30, 2002 the Company recognized a $341,232 gain on the settlement of debts. Interest expense increased during the three months ended September 30, 2002 by $15,079 over the same period in 2001.



                                    F13

               RECLAMATION CONSULTING AND APPLICATIONS, INC.
              (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
              MANAGEMENT'S DISCUSSION AND ANALYSIS, continued
                    INTERIM FINANCIAL STATEMENTS AS OF
                        SEPTEMBER 30, 2002 and 2001



Liquidity and Capital Resources

As of September 30, 2002 the Company had cash and cash equivalents of $0 as compared to cash and cash equivalents of $3,624 as of September 30, 2001. At September 30, 2002, the Company had a working capital deficit (total current liabilities in excess of total current assets) of $108,090 as compared to a working capital deficit of $646,340 as of September 30, 2001.

The principal use of cash for the three months ended September 30, 2002 and 2001 was to fund the net loss from operations. Cash received as proceeds of notes payables increased by $325,000 during the three months ended September 30, 2002 over the same three month period ended September 30, 2001.

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



                                    F14

               RECLAMATION CONSULTING AND APPLICATIONS, INC.
              (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                        PART II - OTHER INFORMATION
       FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001



PART II --- OTHER INFORMATION


Item 1.  Legal Proceedings.

Nothing to Report

Item 2.  Changes in Securities.

Nothing to Report

Item 3. Defaults Upon Senior Securities.

Nothing to Report

Item 4.  Submission of Matters to a Vote of Security Holders.

Nothing to Report

Item 5.  Other Information.

Nothing to Report

Item 6. Exhibits and Reports on Form 8-K.

On July 8, 2002, Reclamation Consulting and Applications, Inc. appointed new independent accountants. File No. 000-29881 and Accession Number
0001091818-02-000345, are incorporated herein by reference.




                                    F15

               RECLAMATION CONSULTING AND APPLICATIONS, INC.
              (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                              CERTIFICATIONS
                            SEPTEMBER 30, 2002


I, Gordon W. Davies, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Reclamation Consulting and Applications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit
committee  of  registrant's  board  of  directors   (or   persons performing the
equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have
       identified  for  the  registrant's  auditors   any   material weaknesses
       in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and



                                    F16

               RECLAMATION CONSULTING AND APPLICATIONS, INC.
              (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                         CERTIFICATIONS, continued
                            SEPTEMBER 30, 2002


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 18, 2002

                         /s/ Gordon W. Davies
                         ------------------------------------
                         Gordon W. Davies,
                         President




                                    F17

               RECLAMATION CONSULTING AND APPLICATIONS, INC.
              (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                              CERTIFICATIONS
                            SEPTEMBER 30, 2002

I, Michael C. Davies, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Reclamation Consulting and Applications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit
committee  of  registrant's  board  of  directors   (or   persons performing the
equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have
       identified  for  the  registrant's  auditors   any   material weaknesses
       in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and



                                    F18

               RECLAMATION CONSULTING AND APPLICATIONS, INC.
              (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                         CERTIFICATIONS, continued
                            SEPTEMBER 30, 2002


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 18, 2002

                         /s/ Michael C. Davies
                         ------------------------------------
                         Michael C. Davies,
                         Secretary



                                   F19


             CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                   AS ADOPTED PURSUANT TO SECTION 906 OF
                      THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report on Form 10-Q of Reclamation Consulting and Applications, Inc. (the"Company") for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Gordon W. Davies, President of the Company, and Michael C. Davies, Secretary of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                /s/ Gordon W. Davies
                                    ---------------------
Dated: November 18, 2002            Gordon W. Davies
                                    President

                                /s/ Michael C. Davies
                                    ---------------------
Dated: November 18, 2002            Michael C. Davies
                                    Secretary