Form 10QSB
period 2002-12-31
RECLAIMATION CONSULTING & APPLICATIONS INC
filed 2003-02-14
CIK 1100091

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended:  December 31, 2002


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

                              Yes [X]         No [ ]


As of December 31, 2002, Reclamation Consulting and Applications, Inc. had 17,622,682 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):

                              Yes [ ]         No [X]


================================================================================


                                       F1
                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
             (Formerly known as Recycling Centers of America, Inc.)

                                TABLE OF CONTENTS

                              Report on Form 10-QSB
                                For quarter ended
                                December 31, 2002

Page

PART 1    FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheet at December 31, 2002 (Unaudited)                  F-3

            Statements of Operations for the Three Month and Six Month
            Periods ended December 31, 2002 and 2001 (Unaudited)            F-5

            Statements of Cash Flows for the Six Month Periods ended
            December 31, 2002 and 2001 (Unaudited)                          F-6

            Notes to the Consolidated Financial Statements                  F-7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         F-14

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                 F-16

Item 2.   Changes in Securities                                             F-16

Item 3.   Defaults upon Senior Securities                                   F-16

Item 4.   Submission of Matters to Vote of Security Holders                 F-16

Item 5.   Other Information                                                 F-16

Item 6.   Exhibits and Reports on Form 8-K                                  F-16

Signatures and Certifications                                               F-17

Exhibit 99.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002                                                  F-21






                                       F2
PART I ---FINANCIAL INFORMATION

Item 1.  Financial Statements


                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                                 BALANCE SHEET
                               DECEMBER 31, 2002
                                  (Unaudited)


                                     ASSETS

CURRENT ASSETS:
   Cash & cash equivalents                                           $    495
   Accounts receivable                                                 32,047
   Inventory                                                          357,112
   Prepaid expense                                                      9,792
   Employee advances                                                    2,000
   Deposits                                                             2,905
                                                                      -------

      Total current assets                                            404,351

PROPERTY AND EQUIPMENT, net                                           128,809
                                                                      -------
                                                                    $ 533,160
                                                                      =======

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                                 $  71,807
   Accrued expenses                                                   423,901
   Note payable - shareholder                                         319,200
   Convertible current loans - shareholders                            23,000
                                                                     --------
      Total current liabilities                                       837,908

NOTE PAYABLE-SHAREHOLDER                                               16,800

CONVERTIBLE LOANS-SHAREHOLDERS                                         57,104

CONVERTIBLE DEBENTURES                                                 66,627
                                                                     --------
      Total liabilities                                               978,439
                                                                     --------

COMMITMENTS




                                       F3
                   RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                            BALANCE SHEET, continued
                                DECEMBER 31, 2002
                                   (Unaudited)



STOCKHOLDERS' DEFICIT
   Common stock, $.01 par value;
     Authorized shares 75,000,000,
     17,622,682 shares issued and outstanding                         176,227
   Additional paid in capital                                       6,816,531
   Treasury stock                                                     (15,000)
   Shares to be issued                                                 53,515
   Accumulated deficit                                             (7,476,552)
                                                                            -
                                                                     --------
       Total stockholders' deficit                                   (445,279)
                                                                     --------
                                                                  $   533,160
                                                                     ========

The accompanying notes are an integral part of these financial statements.


                                       F4


                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                            STATEMENTS OF OPERATIONS
   FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001
                                   (Unaudited)



                                      Three Months                    Six Months
Months
                                    Ended December 31,            Ended December 31,
December 31,
                                  2002             2001            2002        2001
                               ----------        ----------     ---------    ---------
Net revenue                    $  56,008        $   87,054     $  118,577    $178,715

Cost of revenue                   53,035            67,021        106,262     117,357
                               ----------        ----------     ---------    ---------
Gross Profit                       2,973            20,033         12,315      61,358

Total operating expenses         340,585           213,049        949,757     374,332
                               ----------        ----------     ---------    ---------
Loss from operations            (337,612)         (193,016)      (937,442)   (312,974)

Non-operating income (expense):
   Interest expense              (20,883)          (14,463)       (40,164)    (18,665)
                               ----------        ----------     ---------    ---------
Loss before income tax
  and extraordinary item        (358,495)         (207,479)      (977,606)   (331,639)

Provision for income tax               -                 -            800           -
                               ----------        ----------      ---------   ---------
Loss before extraordinary
  item                          (358,495)         (207,479)      (978,406)   (331,639)

Extraordinary item-Gain on
  settlement of debts             31,873           130,528        373,105     130,528
                               ----------        ----------      ---------   ---------
--
Net loss                       $(326,622)       $  (76,951)     $(605,301)  $(201,111)
                               ==========       ===========      ========    =========
Basic and diluted weighted
  average shares outstanding*  17,263,986       12,174,023     15,502,136  12,174,023
                               ==========       ===========     =========  ===========

Basic and diluted net
  loss per share               $    (0.02)      $    (0.02)     $   (0.06)   $ (0.03)
(0.03)
                               ==========       ===========     =========    =========
Basic and diluted-
  Extraordinary item                 0.00             0.01           0.02       0.01
                               ----------       -----------     ---------    ---------
Basic and diluted-
  Net loss per share:          $    (0.02)      $    (0.01)     $   (0.04)   $ (0.02)
                               ==========       ===========     =========    =========

*Weighted average number of shares used to compute basic and diluted loss per share is the same in these financial statements since the effect of dilutive securities is anti-dilutive.

     The accompany notes are an integral part of these financial statements.


                                       F5

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                            STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001
                                   (Unaudited)



                                                                  2002          2001
                                                                 -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                    $(605,301)    $(201,111)
   Adjustments to reconcile net Loss to net cash
     used in operating activities:
        Depreciation and amortization                             13,008         4,000
        Issuance of shares for services and compensation         288,754             -
        Gain on settlement of debts                             (373,105)            -
        (Increase)/decrease in current assets:
           Accounts receivable                                   40,015         15,598
            Inventory                                           (120,193)      (67,750)
            Other assets                                          (6,683)            -
        Increase/(decrease) in current liabilities:
            Accounts payable and accrued expenses                159,627       (16,627)
                                                                 -------       -------
         Total adjustments                                         1,423       (64,779)
                                                                 -------       -------
     Net cash used in operating activities                      (603,878)     (265,890)
                                                                 -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
            Acquisition of equipment                             (65,902)        3,426
                                                                 -------       -------
     Net cash used in investing activities                       (65,902)        3,426
                                                                 -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds/(payments) of notes payables                588,285       (61,354)
            Proceeds from issuance of convertible debentures           -        22,144
            Proceeds from loans                                   16,800       340,741
            Payments of shareholder loans                              -       (96,000)
            Proceeds of shares to be issued                       53,515             -
            Proceeds from issuance of common stock                10,000        45,858
                                                               ---------       -------
     Net cash provided by financing activities                   668,600       251,389
                                                               ---------       -------

NET DECREASE IN CASH & CASH EQUIVALENTS                           (1,180)      (11,075)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                         1,675        12,604
                                                               ---------       -------
CASH & CASH EQUIVALENTS, ENDING BALANCE                        $     495      $  1,529
                                                               =========       =======

   The accompanying notes are an integral part of these financial statements.


                                       F6
                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 and 2001


1.     ORGANIZATIONS AND DESCRIPTION OF BUSINESS

Reclamation Consulting and Applications, Inc. (formerly, Recycling Centers of America, Inc.) (the "Company") is a Colorado corporation, originally formed in 1976 under the name of Vac-Tech Systems, Inc. The Company changed its name to Recycling Centers of America on March 26, 1999. On January 16, 2002, an article of amendment was filed to change the name of corporation to Reclamation Consulting and Applications, Inc. The Company as of June 30, 1998 had a wholly owned subsidiary Aquadynamic Technologies, Inc. (ATI). ATI had two subsidiaries, Aquatek, Inc. and Wil-Flow, Inc. Wil-flow, Inc., on March 8, 1999, was dissolved and the patents on the technology were returned to its former owner and president as a result of the resolution of a lawsuit between the parties. In July of 2000, Aquatek, Inc., was sold back to its management for a cash purchase price of $57,500.

Presently, the Company's primary business is production and sale of AlderoxTM ASA-12TM and applicator systems. ASA-12TM is an asphalt/concrete release agent that was developed by the Company in response to the industry's need for an effective, economical and environmentally friendly product.


2.    BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the two years ended June 30, 2002 and 2001 was filed on October 16, 2002 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003.

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

                                       F7
                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
               NOTES TO UNAUDITED FINANCIAL STATEMENTS, continued
                           DECEMBER 31, 2002 and 2001


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

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. The Company does not expect adoption of SFAS No. 147 to have a material impact, if any, on its financial position, results of

                                        F8
                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
               NOTES TO UNAUDITED FINANCIAL STATEMENTS, continued
                           DECEMBER 31, 2002 and 2001

operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN45 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. The Companies do not expect the adoption of SFAS No. 148 to have a material impact on its financial position or results of operations or cash flows.

5.    NOTES PAYABLE - SHAREHOLDER

Note Payable to a shareholder amounting $312,000 bears an interest rate of 10 %, unsecured and payable on demand. The Company has a note to a shareholder who is also an employee for $24,000. This note is payable at $600 per month for four years and is interest-free. The financial statements at December 31, 2002, reflects $7,200 of this note as a current liability and remaining balance of $16,800 as a long term liability.

6.   CONVERTIBLE LOANS-SHAREHOLDERS

The Company has loans amounting $57,104 convertible to restricted common stock at $.45 per share. The loans bear interest at ten percent (10%) per annum payable semi annually beginning January 15, 2002. The term of the loans are 3 years and has been classified as long tern loans in the financial statements. All investor received one share at inception of the loan. The Company recorded $22,842, the value of shares issued to the investor, as finance charges in the year ended June 30, 2002. The Company did not record any amount for conversion feature since the fair value of shares was less than conversion price.

Convertible Current Loans - Shareholders

During the period ended December 31, 2002, the Company received $23,000 for the loans convertible to restricted common stock at $.45 per share. The investor has an option to be paid in cash at 6 months including the interest at ten percent per annum or to convert the loan to restricted common stock at $.45 per share.

                                       F9

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
               NOTES TO UNAUDITED FINANCIAL STATEMENTS, continued
                           DECEMBER 31, 2002 and 2001


The Company did not record any amount for conversion feature since the fair value of shares was less than conversion price.

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

8.   COMMITMENTS

The Company conducts its operations utilizing leased facilities and equipment under noncancellable operating lease agreements expiring at various dates through the year 2007. Future minimum lease commitments, excluding property taxes and insurance, are approximately as follows:

              Period ending December 31,

                2003         $ 57,003
                2004           58,728
                2005           60,489
                2006           62,304
                2007           26,279
                              -------
               Total         $264,803
                              =======

Rent expenses for all leased facilities and equipment were $44,747 and $12,824 for the period ended December 31, 2002 and 2001, respectively.

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

Weighted average number of shares used to compute basic and diluted loss per share is the same in this financial statement since the effect of dilutive securities is anti-dilutive.

                                       F10


                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
               NOTES TO UNAUDITED FINANCIAL STATEMENTS, continued
                           DECEMBER 31, 2002 and 2001

10.    MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

During the period ending December 31, 2002, the total sale to four major customers was $108,932 and the receivable balance from these major customers was $13,615. The Sales during the six months ended December 31, 2001 were to diverse customers and no one customer had the majority of the sales. Management believes that customer acceptance, billing, and collection policies are adequate to minimize potential risk on trade receivables.

11.   RELATED PARTY TRANSACTIONS

A major shareholder of the Company has loaned money to the Company at various times through June 30, 2002. These loans bear interest at ten percent (10%) per annum. The Company converted $750,000 of these notes out of total notes of $865,763, into common stock during the fiscal year 2002. The gain on conversion amounting $41,250 was recorded in the fiscal year 2002. The shares were issued as of December 31, 2002 and therefore have been included in the capital for $708,750.

In March 2002, the major shareholder of the Company provided the Company a line of credit facility with a limit to borrow up to $250,000. The line was increased to $650,000 in July 30, 2002. The interest rate on the outstanding balance under the facility is 10% per annum. The line expires on October 31, 2003. As compensation of making line of credit available and increase it to the current limit, the Company granted an option to the shareholder, to purchase an additional 200,000 shares of the Company's restricted common stock at an exercise price of $0.40 per share. The Option is valid through July, 2005. The Company had borrowed a total of $442,344 under the line, through September 27, 2002. The Outstanding balance under the line was settled by agreeing to issue 1,125,000 shares of the Company's common stock on September 27, 2002 (note 14). The gain on conversion amounting $142,157 was recorded as an extraordinary item. The shares were issued as of December 31, 2002 and have been included in the capital for $306,687.


12.      STOCKHOLDERS' EQUITY

Common Stock:

During the six month period ended December 31, 2002, the Company issued 1,358,034 shares of common stock for cash amounting $307,438 including $297,438 which was received in the prior period.

The Company issued 778,125 shares of common stock for services during the period ended December 31, 2002 for services amounting $215,185 and 425,000 shares of common stock for compensation amounting $117,975. Consulting service expenses were calculated based upon the fair market value of the freely trading shares as quoted on OTCBB on NASDAQ at the time of the agreement.

The Company received cash of $53,515 for 133,788 shares to be issued during the period ended December 31, 2002.

                                       F11
                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
               NOTES TO UNAUDITED FINANCIAL STATEMENTS, continued
                           DECEMBER 31, 2002 and 2001


During the period ended December 31, 2002, the Company converted $442,344 note and $6,500 interest into 1,125,000 shares of common stock amounting $306,687 (note 14).

During the period ended December 31, 2002, the Company converted $194,000 of convertible debenture and $80,000 of convertible note and interest of $5,522 to 698,805 shares of common stock amounting $202,653.

13.     SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid income taxes of $0 and interest of $10,900 during the period ended December 31, 2002. The Company paid income taxes of $0 and interest of $8,147 during the period ended December 31, 2001.

Supplemental disclosure of non-cash investing and financing activities:

The cash flow statements do not include following non-cash investing and financing activities:

The Company issued 778,125 shares of common stock for services during the period ended December 31, 2002 for services amounting $215,185 of which $44,406 was recorded in the prior period as shares to be issued and 425,000 shares of common stock for compensation amounting $117,975.

The Company cancelled 150,000 shares of common stock during the period ended December 31. 2002.

During the period ended December 31, 2002, the Company converted $442,344 note and $6,500 interest into 1,125,000 shares of common stock amounting $306,687 (note 14).

During the period ended December 31, 2002, the Company converted $194,000 of convertible debenture and $80,000 of convertible note and interest of $5,522 to 698,805 shares of common stock amounting $202,653 (note 14).


14.  EXTRAORDINARY ITEM

During the period ended December 31, 2002, the Company was released from its liability to pay for the note of $199,075 from the creditor after a payment of $44,996 to transfer the equipment. The Company recorded extinguishments of debt as extraordinary gain of $154,079 in the period ended December 31, 2002.

The Company converted notes of $442,344 and interest payable amount of $6,500 into 1,125,000 shares of common stock valued at $306,687. The gain on this conversion amounting $142,157 was recorded as an extraordinary item in the period ended December 31, 2002.

                                       F12

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
               NOTES TO UNAUDITED FINANCIAL STATEMENTS, continued
                           DECEMBER 31, 2002 and 2001


During the period ended December 31, 2002, the Company converted $194,000 of convertible debenture and $80,000 of convertible note and interest of $5,522 to 698,805 shares of common stock amounting $202,653. The gain on this conversion amounting $76,869 was recorded as an extraordinary item.


15.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2002, the Company had incurred cumulative losses of $7,476,552 including net losses of $605,301 and $201,111 for the period ended December 31, 2002 and 2001. The Company had negative working capital of $433,557 at December 31, 2002. The continuing losses have adversely affected the liquidity of the Company.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended December 31, 2002, towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses (iii) management of accounts payable and (iv) evaluation of its distribution and marketing methods.




                                       F13

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       INTERIM FINANCIAL STATEMENTS AS OF
                           DECEMBER 31, 2002 and 2001


Item 2.  Management's Discussion and Analysis

Our primary business at this date is the production and sale of AlderoxT ASA-12T and applicator systems. ASA-12T is an asphalt/concrete release agent that was developed by the Company in response to the industry's need for an effective, economical and environmentally friendly product.

The Company currently works with the Utah Department of Transportation along with local asphalt producers within the State of Utah. These customers operate similar facilities throughout North America and represent a significant portion of the asphalt market nationally. The Company has developed an automated applicator system at the request of one of these customers to further assist with cost savings and to reduce potential liability created by manually applying product to the truck beds.

Current AlderoxT ASA-12T customers operate similar facilities both nationally and internationally. We have been providing AlderoxT ASA-12T within the State of Utah with the intent of providing product to our same customers located in different states as we receive approval of our product within those states. Other customers within the United States will be approached through sales representatives and distributors.

Three-Month Statement of Operations:

The Company has incurred losses of $326,622 for the three months ended December 31, 2002 as compared to a net loss of $76,951 for the three months ended December 31, 2001. These losses can be attributed to the fact that the Company is incurring significant costs in the implementation of its business strategy to produce and sell its proprietary release agent AlderoxTM ASA-12TM.

The Cost of goods sold represents ninety-four percent (94 %) of net revenue for the three months ending December 31, 2002. The cost of sales for the three months ending December 31, 2001 was seventy-six percent (76 %) of net revenue. Revenues for December 31, 2002 were derived from the sales of chemicals.

Operating expenses consist primarily of general and administrative expenses. For the three months ended December 31, 2002 operating expenses totaled $340,585 as compared to $213,049 for the three months ended December 31, 2001. Increased wages, as well as professional and consulting fees account for the increase between the two periods.

During the three months ended December 31, 2002 the Company recognized a $31,873 gain on the settlement of debts. Interest expense increased during the three months ended December 31, 2002 by $6,420 over the same period in 2001.



                                       F14
                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                 MANAGEMENT'S DISCUSSION AND ANALYSIS, continued
                       INTERIM FINANCIAL STATEMENTS AS OF
                           DECEMBER 31, 2002 and 2001


Liquidity and Capital Resources

As of December 31, 2002 the Company had cash and cash equivalents of $495 as compared to cash and cash equivalents of $1,529 as of December 31, 2001. At December 31, 2002, the Company had a working capital deficit (total current liabilities in excess of total current assets) of $433,557 as compared to a working capital deficit of $428,009 as of December 31, 2001.

The principal use of cash for the six months ended December 31, 2002 and 2001 was to fund the net loss from operations. Cash provided from financing activities increased from $251,389 for the six month period ended December 31, 2001 to $668,600 during the same six month period ended December 31, 2002.

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




                                       F15

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                           PART II - OTHER INFORMATION
          FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001


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




                                       F16
                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                                 CERTIFICATIONS
                                DECEMBER 31, 2002


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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and




                                       F17
                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                            CERTIFICATIONS, continued
                                DECEMBER 31, 2002


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 13, 2003


                     /s/ Gordon W. Davies
                         ------------------------------------
                         Gordon W. Davies
                         President





                                       F18
                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                                 CERTIFICATIONS
                                DECEMBER 31, 2002


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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and




                                       F19

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                            CERTIFICATIONS, continued
                                DECEMBER 31, 2002


6.The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 13, 2003

                         /s/ Michael C. Davies
                         ------------------------------------
                             Michael C. Davies
                             Secretary