Form 10QSB
period 2003-03-31
RECLAIMATION CONSULTING & APPLICATIONS INC
filed 2003-05-21
CIK 1100091

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended:  March 31, 2003


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

                              Yes [X]         No [ ]


As of March 31, 2003, Reclamation Consulting and Applications, Inc. had 17,622,682 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):

                              Yes [ ]         No [X]


                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
             (Formerly known as Recycling Centers of America, Inc.)

                               TABLE OF CONTENTS

                             Report on Form 10-QSB
                               For quarter ended
                                 March 31, 2003

PART 1  FINANCIAL INFORMATION                                                  PAGE

Item 1.     Financial Statements

            Balance Sheet at March 31, 2003 (Unaudited)...................... F-1

            Statements of Operations for the Three Month and Nine Month
            Periods ended March 31, 2003 and 2002 (Unaudited)................ F-2

            Statements of Cash Flows for the Nine Month Periods ended
            March 31, 2003 and 2002 (Unaudited).............................. F-3

            Notes to the Consolidated Financial Statements................... F-4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS.............................................  2

ITEM 3.  CONTROLS AND PROCEDURES................................................3

PART II OTHER INFORMATION.......................................................4

ITEM 1.     LEGAL PROCEEDINGS...................................................4

ITEM 2.     CHANGES IN SECURITIES...............................................4

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.....................................4

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS....................4

ITEM 5.    OTHER INFORMATION....................................................4

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.....................................4

SIGNATURES......................................................................5

CERTIFICATIONS..................................................................6
================================================================================

                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                                 BALANCE SHEET
                                 MARCH 31, 2003
                                  (Unaudited)


                                     ASSETS

CURRENT ASSETS:

   Accounts receivable                                                 26,828
   Inventory                                                          364,428
   Prepaid expense                                                     12,578
   Employee advances                                                    2,000
   Deposits                                                             3,125
                                                                      -------
      Total current assets                                            408,959

PROPERTY AND EQUIPMENT, net                                           143,126
                                                                      -------
                                                                    $ 552,085
                                                                      =======

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                                 $ 125,362
   Accrued expenses                                                   435,969
   Note payable - shareholder                                         377,200
   Convertible current loans - shareholders                           217,104
                                                                     --------
      Total current liabilities                                     1,155,635

NOTE PAYABLE-SHAREHOLDER                                                9,448

CONVERTIBLE DEBENTURES                                                 66,627
                                                                     --------
      Total liabilities                                             1,231,710
                                                                     --------
STOCKHOLDERS' DEFICIT
   Common stock, $.01 par value;
     Authorized shares 75,000,000,
     17,622,682 shares issued and outstanding                         176,227
   Additional paid in capital                                       6,816,531
   Treasury stock                                                     (15,000)
   Shares to be issued                                                161,219
   Accumulated deficit                                             (7,818,602)
                                                                     --------
       Total stockholders' deficit                                   (679,625)
                                                                     --------
                                                                  $   552,085
                                                                     ========

The accompanying notes are an integral part of these financial statements.

                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                            STATEMENTS OF OPERATIONS
    FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                                  (Unaudited)



                                      Three Months                Nine Months
                                     Ended March 31,             Ended March 31,

                                  2003             2002            2003        2002
                               ----------        ----------     ---------    ---------
Net revenue                    $  96,057        $   47,612     $  214,634   $ 226,327

Cost of revenue                   27,111            42,445        133,373     159,802
                               ----------        ----------     ---------    ---------
Gross Profit                      68,946             5,167         81,261      66,525

Total operating expenses         408,310           165,170      1,358,067     534,502
                               ----------        ----------     ---------    ---------
Loss from operations            (339,364)         (160,003)    (1,276,806)   (467,977)

Non-operating income (expense):
   Interest expense              (14,505)           (6,626)      (54,669)     (30,291)
   Gain on Settlement of debts    11,819                -        384,924      130,528
                               ----------        ----------     ---------    ---------
Loss before income tax          (342,050)         (166,629)     (946,551)    (367,740)

Provision for income tax               -                 -            800           -
                               ----------        ----------      ---------   ---------
Net loss                       $(342,050)       $ (166,629)     $(947,351)  $(367,740)
                               ==========       ===========      ========    =========
Basic and diluted weighted
  average shares outstanding*  17,622,282       14,086,523     16,198,666   14,068,523
                               ==========       ===========     =========  ===========

Basic and diluted net
  loss per share               $    (0.02)      $    (0.01)     $   (0.06)   $ (0.03)


*Weighted average number of shares used to compute basic and diluted loss per share is the same in these financial statements since the effect of dilutive securities is anti-dilutive.

     The accompany notes are an integral part of these financial statements.


                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                            STATEMENTS OF CASH FLOWS
    FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                                  (Unaudited)



                                                                  2003          2002
                                                                 -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                    $(947,351)    $(367,740)
   Adjustments to reconcile net Loss to net cash
     used in operating activities:
        Depreciation and amortization                             23,154         6,000
        Issuance of shares for services and compensation         338,244             -
        Gain on settlement of debts                             (384,924)            -
        (Increase)/decrease in current assets:
           Accounts receivable                                    45,234         4,527
            Inventory                                           (127,509)     (127,372)
            Other assets                                          (9,689)       12,320
        Increase/(decrease) in current liabilities:
            Accounts payable and accrued expenses                218,053      (169,009)
                                                                 -------       -------
         Total adjustments                                       102,563      (270,534)
                                                                 -------       -------
     Net cash used in operating activities                      (844,788)     (638,274)
                                                                 -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
            Acquisition of equipment                             (90,365)       (4,266)
                                                                 -------       -------
     CASH FLOWS FROM FINANCING ACTIVITIES:
            Payments of notes payables                           827,715       (54,828)
            Proceeds from issuance of convertible debentures      23,104       191,748
            Proceeds from loans                                  (47,656)            -
            Payments of shareholder loans                              -      (243,373)
            Proceeds of shares to be issued                      120,315             -
            Proceeds from issuance of common stock                10,000       786,121
                                                               ---------       -------
     Net cash provided by financing activities                   933,478       679,668
                                                               ---------       -------

NET DECREASE IN CASH & CASH EQUIVALENTS                           (1,675)       37,128

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                         1,675        12,604
                                                               ---------       -------
CASH & CASH EQUIVALENTS, ENDING BALANCE                        $       -     $  49,732
                                                               =========       =======

   The accompanying notes are an integral part of these financial statements.


                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                            MARCH 31, 2003 and 2002


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

2.    BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the two years ended June 30, 2002 and 2001 was filed on October 16, 2002 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003.

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

4.    NEW ACCOUNTING PRONOUNCEMENTS

In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The adoption of SFAS 145 does not have a material effect on the earnings or financial position of the Company. In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. . The adoption of SFAS 146 does not have a material effect on the earnings or financial position of the Company.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. . The adoption of SFAS 147 does not have a material effect on the earnings or financial position of the Company.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. . The adoption of this pronouncement does not have a material effect on the earnings or financial position of the Company.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. . The adoption of SFAS 148 does not have a material effect on the earnings or financial position of the Company.

On April 30, the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

5.    NOTES PAYABLE - SHAREHOLDER

Note Payable to a shareholder amounting $370,000 bears an interest rate of 10 %, unsecured and payable on demand. The Company has a note to a shareholder who is also an employee for $24,000. This note is payable at $600 per month for four years and is interest-free. The financial statements at March 31, 2003, reflect $7,200 of this note as a current liability and remaining balance of $9,448 as a long term liability.


6.   CONVERTIBLE LOANS-SHAREHOLDERS

Through March 31, 2003, the Company has received $217,104 for the loans convertible to restricted common stock at $.45 per share. The investor has an option to be paid in cash at 6 months including the interest at ten percent per annum or to convert the loan to restricted common stock at $.45 per share.

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


8.   COMMITMENTS

The Company conducts its operations utilizing leased facilities and equipment under non cancellable operating lease agreements expiring at various dates through the year 2007. Future minimum lease commitments, excluding property taxes and insurance, are approximately as follows:

Period ending March 31,
-----------------
2004     $57,423
2005      59,449
2006      61,232
2007      63,069
2008      10,512
         -------
Total   $251,685

Rent expenses for all leased facilities and equipment were $84,570 and $62,160 for the period ended March 31, 2003 and 2002, respectively.

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

10.    MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

During the period ending March 31, 2003, the total sale to four major customers was $106,519 and the receivable balance from these major customers was $7,638. The Sales during the nine months ended March 31, 2002 were to diverse customers and no one customer had the majority of the sales. Management believes that customer acceptance, billing, and collection policies are adequate to minimize potential risk on trade receivables.

11.   RELATED PARTY TRANSACTIONS

A major shareholder of the Company has loaned money to the Company at various times through June 30, 2002. These loans bear interest at ten percent (10%) per annum. The Company converted $750,000 of these notes out of total notes of $865,763, into common stock during the fiscal year 2002. The gain on conversion amounting $41,250 was recorded in the fiscal year 2002. The shares were issued as of March 31, 2003 and therefore have been included in the capital for $708,750.

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

The Company had borrowed a total of $442,344 under the line, through September 27, 2002. The Outstanding balance under the line was settled by agreeing to issue 1,125,000 shares of the Company's common stock on September 27, 2002 (note
14). The gain on conversion amounting $142,157 was recorded as an extraordinary item. The shares were issued as of March 31, 2003 and have been included in the capital for $306,687.

12.      STOCKHOLDERS' EQUITY

Common Stock:

During the nine month period ended March 31, 2003, the Company issued 1,358,034 shares of common stock for cash amounting $307,438 including $297,438 which was received in the prior period.

The Company issued 778,125 shares of common stock for services during the period ended March 31, 2003 for services amounting $215,185 and 425,000 shares of common stock for compensation amounting $117,975. Consulting service expenses were calculated based upon the fair market value of the freely trading shares as quoted on OTCBB on NASDAQ at the time of the agreement.

The Company received cash of $120,315 for 300,788 shares to be issued, during the period ended March 31, 2003.

During the period ended March 31, 2003, the Company converted $499,092 note and $6,500 interest into 1,253,369 shares of common stock amounting $351,616 (note
14).

During the period ended March 31, 2003, the Company converted $194,000 of convertible debenture and $80,000 of convertible note and interest of $5,522 to 698,805 shares of common stock amounting $202,653.

13.     SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid income taxes of $0 and interest of $12,400 during the period ended March 31, 2003. The Company paid income taxes of $0 and interest of $8,147 during the period ended March 31, 2002.

Supplemental disclosure of non-cash investing and financing activities:

The cash flow statements do not include following non-cash investing and financing activities:

The Company issued 778,125 shares of common stock for services during the period ended March 31, 2003 for services amounting $215,185 of which $44,406 was recorded in the prior period as shares to be issued and 425,000 shares of common stock for compensation amounting $117,975.

The Company cancelled 150,000 shares of common stock during the period ended March 31. 2003.

During the period ended March 31, 2003, the Company converted $499,092 note and $6,500 interest into 1,253,369 shares of common stock amounting $351,616.

During the period ended March 31, 2003, the Company converted $194,000 of convertible debenture and $80,000 of convertible note and interest of $5,522 to 698,805 shares of common stock amounting $202,653.

14.     GAIN (LOSS) ON SETTLEMENT OF DEBTS

During the period ended March 31, 2003, the Company was released from its liability to pay for the note of $199,075 from the creditor after a payment of $44,996 to transfer the equipment. The Company recorded extinguishments of debt as extraordinary gain of $154,079 in the period ended March 31, 2003.

The Company converted notes of $499,092 and interest payable amount of $6,500 into 1,253,369 shares of common stock valued at $351,616. The gain on this conversion amounting $153,976 was recorded as an extraordinary item in the period ended March 31, 2003.

During the period ended March 31, 2003, the Company converted $194,000 of convertible debenture and $80,000 of convertible note and interest of $5,522 to 698,805 shares of common stock amounting $202,653. The gain on this conversion amounting $76,869 was recorded as an extraordinary item.

15.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2003, the Company had incurred cumulative losses of $7,818,602 including net losses of $947,351 and $367,740 for the period ended March 31, 2003 and 2002. The Company had negative working capital of $746,676 at March 31, 2003. The continuing losses have adversely affected the liquidity of the Company.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended March 31, 2003, towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses
(iii) management of accounts payable and (iv) evaluation of its distribution and marketing methods.

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

Three-Month Statement of Operations:

The Company has incurred losses of $342,050 for the three months ended March 31, 2003 as compared to a net loss of $166,629 for the three months ended March 31, 2002. These losses can be attributed to the fact that the Company is incurring significant costs in the implementation of its business strategy of becoming a leader in the production and sales of proprietary release agent AlderoxTM ASA-12TM.

The Cost of goods sold represents twenty-eight percent (28%) of net revenue for the three months ending March 31, 2003. The cost of goods sold for the three months ending March 31, 2002 was eighty-nine percent (89%) of net revenue. Revenues for both periods were derived from the sales of chemicals and engineering services.

Operating expenses consist primarily of general and administrative expenses. For the three months ended March 31, 2003 operating expenses totaled $408,310 as compared to $165,170 for the three months ended March 31, 2002. Increased wages, as well as professional and consulting fees account for the increase between the two periods.

During the three months ended March 31, 2003 the Company recognized a $11,819 gain on the settlement of debts. Interest expense increased during the three months ended March 31, 2003 by $7,879 over the same period in 2002.


Liquidity and Capital Resources

As of March 31, 2003 the Company had cash and cash equivalents of $0 as compared to cash and cash equivalents of $49,732 as of March 31, 2002. At March 31, 2003, the Company had a working capital deficit (total current liabilities in excess of total current assets) of $746,676 as compared to a working capital deficit of $331,009 as of March 31, 2002.

The principal use of cash for the nine months ended March 31, 2003 and 2002 was to fund the net loss from operations. Cash provided from financing activities decreased from $787,481 for the nine month period ended March 31, 2002 to $679,668 during the same nine month period ended March 31, 2003.

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

ITEM 3.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, management concluded its evaluation of the effectiveness of our disclosure controls and procedures. As of that date, our Chief Executive Officer and acting Chief Financial Officer concluded that we maintain effective disclosure controls and procedures that ensure information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

Nothing to Report

ITEM 2.  CHANGES IN SECURITIES.

Nothing to Report

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Nothing to Report

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Nothing to Report


ITEM 5.  OTHER INFORMATION.

Nothing to Report


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


Exhibit No.           Description
----------            -------------
99.01                 CEO/CFO CERTIFICATION

Form 8-K
---------
On July 8, 2002, Reclamation Consulting and Applications, Inc. appointed new independent accountants. File No. 000-29881 and Accession Number
0001091818-02-000345, are incorporated herein by reference.

SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RECLAMATION CONSULTING AND APPLICATIONS, INC.

Date: May 20, 2003


Date:  May 20, 2003

/s/ Gordon W. Davies
 ---------------------
Gordon W. Davies,
President


CERTIFICATION

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

Date:  May 20, 2003

/s/ Gordon W. Davies
 ---------------------
Gordon W. Davies,
President

===============================================

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


Date:  May 20, 2003

/s/ Michael C. Davies
------------------------------------
Michael C. Davies,
Secretary