Form 10KSB
period 2003-06-30
RECLAIMATION CONSULTING & APPLICATIONS INC
filed 2003-10-15
CIK 1100091

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  Form 10-KSB

                                 June 30, 2003

GENERAL FORM FOR REGISTRATION OF SECURITIES PURSUANT TO SECTION 12(b) OR 12 (g)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                  Formerly Recycling Centers of America, Inc.
          (Name of Small Business Issuer as specified in its Charter)

                Colorado                      58-2222646
  (State of Incorporation)              (IRS Employer ID No.)

      23832 Rockfield Boulevard, Suite 275, Lake Forest, California 92630
                   (Address of Principal Executive Offices)

                                 (949) 609-0590
                        (Registrant's Telephone Number)

       Securities registered pursuant to Section 12(b) of the Act:  None

       Securities to be registered pursuant to Section 11(g) of the Act:

                    18,669,659 Common Shares $0.01 Par Value

============================================================================

                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
             (Formerly known as Recycling Centers of America, Inc.)

                               TABLE OF CONTENTS

                             Report on Form 10-QSB
                                 For year ended
                                 June 30, 2003

                                                            Page


PART I .......................................................2

Item 1  DESCRIPTION OF BUSINESS ..............................2

Item 2  DESCRIPTION OF PROPERTY ..............................4

Item 3  LEGAL PROCEEDINGS ....................................8

Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
SHAREHOLDERS .................................................8

PART II ......................................................8

Item 5  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                        MATTERS ..............................8

Item 6  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS ..9

Item 7  FINANCIAL STATEMENTS .................................F-2-F-19

Item 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE ....10

PART III .....................................................10

Item 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND
        CONTROL PERSONS, COMPLIANCE WITH SECTION
        SECTION 16(a) OF THE EXCHANGE ACT.....................10

Item 10 EXECUTIVE COMPENSATION ...............................12

Item 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                        OWNERS AND MANAGEMENT ................15

Item 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .......15

Item 13 EXHIBITS AND REPORTS ON FORM 8-K .....................16

Item 14 CONTROLS AND PROCEDURES...............................16

SIGNATURES AND CERTIFICATIONS   ..............................18
================================================================

                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

I.      INTRODUCTION

Reclamation Consulting and Applications, Inc., a Colorado corporation (referred to herein as "We" or the "Company" or the "Registrant" formerly Recycling Centers of America, Inc.), which specializes in effective, economical and environmentally safe chemicals and application/processing systems for multiple industries.

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

As a result of negotiations with Brody Special Projects, Inc., in December of 1999, We acquired all of the assets and business of Brody

Special Projects, Inc. We were introduced to Brody Special Projects by New Logic International, the manufacturer of the VSEP(tm) filtration technology previously marketed by us. Brody operated a VSEP(tm) test facility based in Salt Lake City, Utah where many of the testing samples were analyzed. New Logic International, at that time, worked with Brody Special Projects under a marketing and sales agreement. This Agreement was non-transferable from Brody to RCAI. Brody also held an agreement with Pall Filter Corporation for their patented PallSep(tm) filtration technology that we currently market and sell.

In June of 1999, We acquired all the assets of a business conducted by Mr. Bruce Selk. Mr. Selk was originally approached by us as an individual operating his own company under the fictitious name, "Sierra Technologies". Mr. Selk's company had a potential customer base for the sale of the VSEP(tm) filtration technology to the chemical and petroleum industries. He was introduced to us through Energy and Material Recovery, Inc., at that time a company owned 50% by us. As our interest in the VSEP(tm) technology grew stronger and management could see a viable marketing opportunity, we hired Mr. Selk to introduce us to his potential customer base, and we agreed to acquire Mr. Selk's business. There was no pre-existing affiliation, and the parties dealt at arms' length in their negotiation of the terms for acquisition of Mr. Selk's business.

Under the informal agreement with Mr. Selk, the Registrant assumed all of the liabilities of Sierra Technologies $(82,805), and was assigned all of the business assets, $64,588, including its accounts receivable and its base of
customer accounts for brokered chemicals.   The business customers acquired
included NewAlta Corp., Great Western Chemical, HCI Holchem, Molex Company, MIH International, Pacific Epoxy Polymer, Destara Chemical, Tosco, Recycle Reuse and Mid America Distillations. In November of 2000, Mr. Selk left our management team to pursue other interests. In this connection, he took with him his relationship-based, brokered chemical business.

There was no pre-existing relationship other than arms' length business transactions between us and Mr. Selk or Brody Special Projects, Inc. prior to our acquisitions.

II.     BUSINESS

Our primary business at this date is the production and sale of our Alderox(tm) line of products including ASA-12(tm), KR7TM and applicator systems. ASA-12(tm) is an asphalt release agent that was developed by the Company in response to the industry's need for an effective, economical and environmentally friendly product. KR7TM is a concrete release agent developed by the Company in response to the industry's need for an effective, economical and environmentally friendly product.

(a)     Products and Services

(i) Alderox(tm) ASA-12(tm) & KR7(tm). The Company manufactures, sells and services the Alderox(tm) line of products and proprietary applicator systems throughout the United States through North American Systems, Inc. Alderox(tm) ASA-12(tm) is a "ready to use" product that allows asphalt to slide easily from truck beds. KR7(tm) is a "ready to use" product that allows concrete to easily
release from concrete molds and forms.   We have obtained government approval
from the Utah Department of Transportation for government use of ASA-12(tm) within the State and have applied for approval in Texas, Arizona, Colorado, New Mexico, Nevada and California. The Company is currently in the process of applying for approvals within other States. We are not aware of any government approvals necessary prior to the sales of AlderoxTM KR7TM.

Management believes the advantages of Alderox(tm) ASA-12(tm) and KR7(tm) over its competitors are as follows:

-       100% biodegradable
-       Completely non-hazardous
-       Easily applied
-       Zero negative impact to equipment or asphalt/concrete
-       Exclusive filming technology
-       Proprietary applicator systems

(ii) Alderox(tm) ASA-12(tm) and Alderox(tm) KR7(tm). Alderox(tm) ASA-12(tm) and KR7(tm) was designed for use in the asphalt and concrete industries and is manufactured by North American Systems, Inc. and is proprietary to Reclamation Consulting and Applications, Inc. We have not applied for a patent on this product and the ingredients and formula are proprietary trade secrets of the company. North American Systems, Inc. is under agreement with Reclamation Consulting And Applications, Inc. for the manufacturing of all Alderox(tm) products in the United States at our Salt Lake City manufacturing facility.

(b)     Marketing & Sales

Our marketing program includes the development of compliance data, sales materials, product demonstrations and daily phone leads. Compliance Data is data performance we generated from on-site pilot testing. This data specifically shows the characteristics of asphalt release from trucks prior to applying Alderox(tm) ASA-12(tm) and after applying Alderox(tm) ASA-12(tm) in comparison with other competitive products currently used by our potential customers. We utilize, and have under contract, North American Systems, Inc. nationwide for all marketing, sales, manufacturing and service of Alderox(tm) related products nationwide. Reclamation Consulting & Applications, Inc is also under agreement with ProGear Environmental Solutions, Inc. for the marketing sales and service of Alderox(tm) ASA-12(tm) throughout Canada.

The Company currently works with the Utah Department of Transportation along with local asphalt producers within the State of Utah. These customers operate similar facilities throughout North America and represent a significant portion of the asphalt market nationally. The Company has developed an applicator system at the request of one of these customers to further assist with cost savings.

Current Alderox(tm) customers operate similar facilities both nationally and internationally. We have been providing Alderox(tm) ASA-12(tm) within the State of Utah with the intent of providing product to our same customers located in different states as we receive Department Of Transportation approval of our product within those states requiring such approval. Other customers within the United States will also be approached through North American Systems, Inc..

We have been conducting on-site tests at Staker Paving in Utah for the last twelve months, which has led to the design and fabrication of our applicator system for use with Alderox(tm) ASA-12(tm) by Staker Paving. This sytem was designed and developed to ensure that an exact predetermined amount of Alderox(tm) ASA-12(tm) will be applied to each truck ensuring the customer a solid price per ton for our product. This customer is a producer of both asphalt and concrete in the United States.

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

(d)     Raw Materials

Our products are produced by North American Systems, Inc. using 100% natural additives. The material formula used in our Alderox(tm) line of products is proprietary and exculsive to the Company. One of the raw materials for the product is difficult to obtain. This raw material is purchased by the Company by contract from a sole service supplier.

(e)     Dependence on a Few Customers

There is no single customer that currently or in the future is expected to dominate our business.

(f)     Patents, Trademarks, Licenses, etc.

(i)     Trade Secets, Patents and Trademarks

We have one (1) Trade Secret and two (3) trademarks. Our Trade Secret is for the ingredients and production method of our proprietary products, Alderox(tm) ASA-12(tm) and KR7TM. Our Trademarks are both Alderox(tm), KR7(tm) and ASA-12(tm)

(g)     Government Regulation

There are certain government regulations through State approvals for asphalt
release agents on a State by State basis.   Each State has their own approval
process with some more stringent than others. This process is to assure the states that the products that are approved meet certain environmental regulations. Our customers are responsible for compliance with these regulations, and we have not assumed any responsibility for compliance as a provider of product to our customer. Not all of the individual states require approval. We are not aware of any government regulations that are required prior to product sale and use of concrete release agents such as Alderox(tm) KR7(tm).

(h)     After Market Sales Responsibility

North American Systems, Inc. provides the customer with a one year equipment warranty that the equipment will be free from defects in material and workmanship, etc.

(i)     Research and Development

The technology and products sold by us are in the early stages of market acceptance. As a result, in order to accomplish a sale, a customer will typically require a significant research and development effort, in the form of testing and trials. These costs are funded in part by us, and expensed as a sales expense.

In addition, management believes there may be additional undiscovered applications for the Alderox(tm) line of products and our applicator systems. The company is currently exploring additional markets, utilizing onsite pilot testing. These specific tests determine the feasibility of the prospective application and allow engineers to select specific parameters and product selection. This information is used in preparing sales proposals for the customer's consideration. Typically, we do not charge for onsite testing.

(j)     Employees

We have three full-time employees, including two located in California, and one located in Connecticut.



ITEM 2.         DESCRIPTION OF PROPERTY

        We own no real property or personal property.

Facilities

Our corporate offices are located at 23832 Rockfield Blvd., Suite 275, Lake Forest, CA 92630. We are under a three-year lease agreement for the 876 square feet offices ending April 2005 Our monthly lease payments are $1,784.00.

Our manufacturing warehouse is located at 3558 South 900 West, Salt Lake City, UT 84104. We are under a five-year lease for this 12,020 square feet warehouse ending June 2007. Our monthly lease payments are $5,149.70. Through our distribution agreement with North American Systems, Inc. (NAS), they will pay the monthly lease payment directly to the landlord while the agreement is in affect between RCAI and NAS.

Our California bulk storage warehouse is located at 1590 Monrovia Ave., Newport Beach, CA 92663. We are under a 1-year lease for this 2500 square foot facility ending November 30, 2003. Our monthly payments are $2,150.00.

ITEM 3.  LEGAL PROCEEDINGS

Nothing to Report

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

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

                                    Part II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades over-the-counter in the Bulletin Board under the symbol "RCAA". The closing sales price as of June 30, 2003, was $0.65 per share.

Set forth below is the high and low bid information for the Company's Common Stock for each full quarterly period within the four most recent fiscal years.

                        High    Low     High    Low
Period                  Bid     Bid     Ask     Ask

4th Quarter 2002/2003   0.80    0.30    0.85    0.35
3rd Quarter 2002/2003   0.36    0.13    0.45    0.19
2nd Quarter 2002/2003   0.40    0.12    0.50    0.17
1st Quarter 2002/2003   0.38    0.20    0.45    0.27

4th Quarter 2001/2002   0.30   0.22     0.49    0.35
3rd Quarter 2001/2002   0.55   0.28     0.83    0.55
2nd Quarter 2001/2002   0.42   0.36     0.55    0.43
1st Quarter 2001/2002   0.51   0.37     0.63    0.52

4th Quarter 2000/2001   1.03   0.50     1.56    1.06
3rd Quarter 2000/2001   1.4375 0.75   1.5625    1.00
2nd Quarter 2000/2001   0.58   0.27     0.79    0.35
1st Quarter 2000/2001   0.80   0.51     1.00    0.75

4th Quarter 1999/2000 1.2500 0.3125   1.3750  0.5313
3rd Quarter 1999/2000 0.7500 0.2500   1.0000  0.3125
2nd Quarter 1999/2000 0.9375 0.8125   1.4375  1.4375
1st Quarter 1999/2000 1.9375 0.5313   2.1875  0.9375


ITEM 6.         MANAGEMENT DISCUSSION AND ANALYSIS JUNE 30, 2003 AND 2002

Twelve Month Statement of Operations

The Company has incurred net losses for twelve months ended June 30, 2003 of 1,697,698 as compared to a net loss of $1,741,299 for the twelve months ended June 30, 2002. The losses for the twelve months ended June 30, 2003 and 2002 can be attributed in part to significant costs incurred in the introduction of the Company's Alderox(tm) line of products to the marketplace. Management is optimistic that sales of its proprietary Alderox(tm) line of products and cleaners will continue to lead towards contracts which will begin to generate significant revenues to cover the Company's operating expenses.

The revenues for the twelve months ending June 30, 2002 are from engineering consulting and chemical sales to a more diverse base of customers and totaled
$217,677.   The revenues from the twelve months ending June 30, 2003 are
$261,235 and are from the sales of Alderox(tm) ASA-12(tm) and specialty industrial cleaners.

The Cost of Goods Sold represents one hundred thirteen percent (113%) of sales for the twelve months ending June 30, 2003 as compared to one hundred twenty one percent (121 %) as of June 30, 2002. The Costs of Goods are not consistent between years as a result of the varying sources, which created sales revenues in each year; in 2002 sales were primarily from chemical sales.

Operating expenses consist primarily of general and administrative expenses. For the twelve months ended June 30, 2003 operating expenses totaled $1,823,307 as compared to $1,234,733 for the twelve months ended June 30, 2002. The increase in operating expenses between the years of $588,574 can be primarily attributed to the development of the Company's asphalt Alderox(tm) line of products. Consulting fees of $409,210 were attributed to the cost of the development of new products and the raising of capital to finance new products.

Interest expense and other finance charges decreased from $500,604 for the twelve months ended June 30, 2002 to $106,454 for the twelve months ended June 30, 2003. The decrease between years can be attributed to the decrease in Notes payable between years.

Liquidity and Capital Resources

As of June 30, 2003 the Company had cash and cash equivalents of $300 as compared to cash and cash equivalents of $1,675 as of June 30, 2002. At June 30, 2003, the Company had a working capital deficiency (total current liabilities in excess of total current assets) of $1,088,216 as compared to a working capital deficit (total current liabilities in excess of total current assets) of $516,875 as of June 30, 2002.

The principal use of cash for the twelve months ended June 30, 2003 and 2002 was to fund the net loss from operations. The Company through a 506 D Offering received additional capital of $0.00 from the issuance of Convertible Debentures in the 12 months ending June 30, 2003 as compared to $12,144 in the 12 months ending June 30, 2002. The Company received additional capital of $279,967 in the twelve months ended June 30, 2003 from the private sale of common stock.

The management of the Company is endeavoring to cover operating expenses in excess of revenues of the Company until adequate sales are generated, through the private sale of additional shares, but there is no insurance of success in such placement. Management projects that the Company may become profitable and begin to generate sufficient cash flow to meet its monthly operating expenses sometime during the third quarter of the current fiscal year, but cannot guarantee this result. The Company's monthly operating expenses currently average approximately $35,000.00 per month. In addition to the raising of capital through the 506 D Offering, the Company has secured an operating line of
credit from Canvasback Company Limited in the amount of $650,000.00.   During
the twelve months ending June 30, 2003, the Company raised $227,500 in convertible notes payable.

ITEM 7.         FINANCIAL STATEMENTS

CONTENTS                                                 PAGE

Independent Auditors' Report ..........................  F-2

Balance Sheets ........................................  F-3

Statement of Operations ...............................  F-4

Statements of Stockholders' Equity (Deficit) ..........  F-5

Statements of Cash Flows ..............................  F-6

Notes to the Financial Statements ................  F-7-F-16


==============================================================

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders Reclamation Consulting and Applications, Inc.

We have audited the accompanying balance sheet of Reclamation Consulting and Applications, Inc. (formerly, Recycling Centers of America, Inc.) (a Colorado corporation) and subsidiaries as of June 30, 2003 and the related statements of operations, stockholders' deficit, and cash flows for the year ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reclamation Consulting and Applications, Inc. and subsidiaries as of June 30, 2003, and the results of its operations and its cash flows for the year ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a stockholders deficit incurred due to recurring losses from operations in the years ended June 30, 2003 and 2002. These factors as discussed in Note 15 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/
KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS
Fountain Valley, California
October 3, 2003

                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                                 BALANCE SHEET
                                 JUNE 30, 2003

ASSETS

CURRENT ASSETS:
        Cash & cash equivalents                    $        300
        Accounts receivable                              37,877
        Inventory                                        98,699
        Prepaid expenses                                 11,476
        Employee advances                                10,430
        Deposits                                          3,285
                                                       ---------
                Total current assets                    162,067

PROPERTY AND EQUIPMENT, net                             179,048
                                                      ----------
                                                    $   341,115
                                                      ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
        Accounts payable                            $   132,580
        Accrued expenses                                351,043
        Notes payable-shareholders                      476,069
        Notes payable                                     5,987
        Convertible loans-shareholders                  284,604
                                                      -----------
                Total current liabilities             1,250,283

LONG TERM LIABILITIES:
        Note payable                                     32,882
        Convertible debentures                           66,627
                Total liabilities                     1,349,792
                                                     ===========
COMMITMENTS

STOCKHOLDERS' DEFICIT
        Common stock, $.01 par value;
          Authorized shares 75,000,000;
          18,669,659 shares issued and outstanding      186,696
        Additional paid in capital                    7,318,209
        Treasury stock                                  (15,000)
        Shares to be issued                              71,167
        Accumulated deficit                          (8,569,749)

                Total stockholders' deficit          (1,008,677)
                                                    -------------
                                                   $    341,115
                                                    =============
The accompanying notes are an integral part of these financial statements.

                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

                                                   2003           2002
                                                ----------    ----------
Net revenue                                $     261,235     $  217,677

Cost of revenue                                  295,675        264,089

Gross loss                                       (34,440)       (46,412)

Total operating expenses                        1,823,307      1,234,733

Loss from operations                           (1,857,747)    (1,281,145)

Non-operating income (expense):
        Interest expense                         (106,454)      (500,604)
        Impairment of inventory                  (127,034)            -
        Gain on settlement of debts               393,537         41,250
                                             -------------     ------------
                                                  160,049       (459,354)

Loss before income tax                         (1,697,698)     (1,740,499)
                                             -------------     ------------
Provision for income tax                             800             800

Net loss                                      $ (1,698,498)  $ (1,741,299)
                                             ==============   =============
Basic and diluted weighted average
  shares outstanding                            16,602,590     11,641,049
                                             ==============   =============
Basic and diluted net loss per share          $     (0.10)   $      (0.15)
                                             ==============   =============


The accompanying notes are an integral part of these financial statements.

                  RECLAMATION CONSULTING AND APPLICATION, INC.
                    (FORMERLY, RECYCLING CENTERS OF AMERICA,
                 INC.) STATEMENTS OF STOCKHOLDERS' DEFICIT FOR
                     THE YEARS ENDED JUNE 30, 2003 AND 2002


                                                                                                                      Total
                                                 Common stock     Additional                Stock to   Accumulated  stockholders'
                                              Number of         paid in capital Treasury   be issued    deficit
                                               shares    Amount      stock

Balance at June 30, 2001                      9,893,307  $99,313   $3,966,173 $ (15,000) $  414,220   $(5,129,952) $ (665,246)

Issuance of shares for cash                   1,674,395   16,744      669,985      -       (414,220)         -        272,509

Issuance of shares for convertible loans         78,821      788       30,740      -           -             -         31,528

Issuance of shares for service                  265,000    2,650       92,000      -           -             -         94,650

Issuance of shares for compensation             300,000    3,000      105,000      -           -             -        108,000

Options granted for compensation and
 services                                          -         -        147,677       -           -            -        147,677

 743,594 shares of common stock to be issued
 for cash                                          -         -            -         -        297,438          -       297,438

1,875,000 shares of common stock to be
 issued for debt                                   -         -            -         -        708,750          -       708,750

153,125 shares of common stock to be issued
 for services                                      -         -            -         -         44,406          -        44,406

Net loss for the year ended June 30, 2002                                                            (1,741,299)   (1,741,299)
                                             ---------- -------- -----------  --------- ----------  -----------    -----------
Balance at June 30, 2002                     12,211,523 $122,495  $5,011,575  $(15,000)  $1,050,594  $(6,871,251)  $ (701,587)
                                            ----------- -------- ----------  ---------- ----------  -----------    -----------
Issuance of shares for compensation            425,000     4,250     113,725        -            -            -       117,975

Conversion provision on debenture and notes          -     (379)     236,632        -            -            -       236,253

Cancellation of shares issued to founder      (150,000)   (1,500)      1,500        -            -            -             -

177,918 shares of common stock to be issued
  for cash received                                  -         -           -        -         71,167          -        71,167

Net loss for the year ended June 30, 2003            -         -           -        -             -    (1,698,498) (1,698,498)
                                            ----------- ---------- ---------  -----------   ---------- -----------   -------------
Balance at June 30, 2003                    18,669,659   $186,696 $7,318,209  $(15,000)       71,167  $(8,569,749) $(1,008,677)
                                            =========== ========== =========  ==========    ========== ===========  =============

The accompanying notes are an integral part of these financial statements.

                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

                                                             2003       2002
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                       $(1,698,498)  $(1,741,299)
        Adjustments to reconcile net loss to
          net cash used in operating activities:
                Depreciation and amortization               37,504         8,000
                Issuance of shares for services
                  and compensation                         522,185       202,650
                Impairment of inventory                    127,034             -
                Gain on settlement of debts               (393,537)      (41,250)
                Option granted for compensation
                  and services                                   -        147,677
                Conversion provision                        236,253             -
                Shares to be issued for services                  -        44,406
                (Increase)/decrease in current assets:
                        Accounts receivable                  34,185       109,717
                        Inventory                            11,186      (165,791)
                        Prepaid expenses                     (3,462)            -
                        Employee advances                   (10,430)            -
                        Other assets                         (3,285)        4,306
                Increase/(decrease) in current
                  Liabilities:
                     Accounts payable and accrued Expenses  142,020      (189,496)
                                                           ---------   -----------
                Total adjustments                           699,653       120,219
                                                           ---------   -----------
      Net cash used in operating activities                (998,845)   (1,621,080)
                                                           ---------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of equipment                           (140,637)      (61,850)
                                                           ----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
                Proceeds from convertible loans              90,604        43,672
                Proceeds from shareholder loans             479,234       873,302
                Proceeds from other loans                   278,302       185,080
                Cash received for shares to be issued        71,167       297,438
                Common stock issuance for cash              218,800       272,509
                                                          ---------     ---------
     Net cash provided by financing activities            1,138,107     1,672,001
                                                          ---------     ---------
NET DECREASE IN CASH & CASH EQUIVALENTS                     (1,375)      (10,929)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                   1,675        12,604
                                                          ---------     ---------
CASH & CASH EQUIVALENTS, ENDING BALANCE              $         300   $     1,675
                                                          =========    ==========

The accompanying notes are an integral part of these financial statements.


                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                          NOTES TO FINANCIAL STATEMENTS

1.     ORGANIZATIONS AND DESCRIPTION OF BUSINESS

Reclamation Consulting and Applications, Inc. (formerly, Recycling Centers of America, Inc.) (the "Company") is a Colorado corporation, originally formed in 1976 under the name of Vac-Tech Systems, Inc. The Company changed its name to Recycling Centers of America on March 26, 1999. On January 16, 2002, an article of amendment was filed to change the name of corporation to Reclamation Consulting and Applications, Inc. The Company as of June 30, 1998 had a wholly owned subsidiary Aquadynamic Technologies, Inc. (ATI). ATI had two subsidiaries, Aquatek, Inc. and Wil-Flow, Inc. Wil-flow, Inc., on March 8, 1999, was dissolved and the patents on the technology were returned to its former owner and president as a result of the resolution of a lawsuit between the parties. In July of 2000, Aquatek, Inc. was sold back to its management for a cash purchase price of $57,500.

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

Accounts Receivable:

The Company's customer base consists of a geographically dispersed customer's base. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.

Inventories

Inventories, comprising mostly of finished goods, are stated at the lower of cost (first-in, first-out method) or market. Provision for potentially obsolete or slow-moving inventory is made based on management's analysis of inventory levels and future sales forecasts. As of June 30, 2003, the Company recorded $127,034 for the impairment of inventory due to obsolesce.

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

Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Currently, SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment.

Recent Pronouncements

On April 30 2003, the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS 149 does not have a material effect on the earnings or financial position of the Company.

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS 150 does not have a material effect on the earnings or financial position of the Company.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.    ACCOUNTS RECEIVABLE

All accounts receivable are trade related. These receivables are current and collection is fully expected. No reserve for uncollectible accounts is deemed necessary.

4.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2003:


        Computers and Office Equipment         $   37,623
        Test Equipment                            104,977
        Vehicle                                    81,953
                                                 ----------
                                                $ 224,553
        Less accumulated depreciation             (45,505)
                                                 ----------
        Balance                                 $ 179,048
                                                 ==========
Depreciation expense was $37,504 and $8,000 for the year ended June 30, 2003 and 2002.

5.    NOTES PAYABLE - SHAREHOLDERS

Notes payable consisted of the following at June 30, 2003:

Current:

Note Payable to Shareholder bearing interest rate of 10 %, unsecured, payable in 12 month from the date of notes, between Oct  4, 2003
to June 24, 2004                                                      $402,000

Notes Payable to shareholders, bearing interest rate of 10%, unsecured
payable in various dates from Sep 29, 2003 to Jun 30, 2004              64,246

Notes Payable to shareholder, interest free, unsecured, due on demand    2,623

Notes Payable to shareholder, interest free, unsecuredpayable
at $600 per month                                                        7,200
                                                                        --------
                   Total Note payable- Shareholder                    $ 476,069
                                                                        ========

6.   CONVERTIBLE LOANS-SHAREHOLDERS

Through June 30, 2003, the Company has received $284,604 for the loans convertible to restricted common stock at $.40 per share. The investor has an option to be paid in cash at 6 months including the interest at ten percent per annum or to convert the loan to restricted common stock at $.40 per share.

The Company recorded a conversion feature of $33,600 in the year ended June 30, 2003, calculated based on the fair value of shares on loan dates compared to conversion feature.


7.   NOTE PAYABLE

The Company has a balance of $38,869 on a note from the purchase of a vehicle during the year ended June 30, 2003. This note bears an interest rate of 11.9% and due in September 2008. $5,987 of the loan has been reflected as current and $32,882 as long term liability in the accompanying financial statements.

8.   RELATED PARTY TRANSACTIONS

Certain of the Company's major shareholders have loaned money to the Company at various times. These loans bear interest at ten percent (10%) per annum. The Company issued 1,253,369 shares valued at $343,003 for the loan amount of $478,660 resulting in gain on settlement of debt of $135,657. During the year ended June 30, 2003, the Company issued 1,875,000 shares of common stock valued at $708,750. These shares were classified as shares to be issued at June 30, 2002 and resulted in gain on settlement of debt of $41,250 in the year ended June 30, 2002.

9.   COMMITMENTS

The Company conducts its operations utilizing leased facilities and equipment under non-cancelable operating lease agreements expiring at various dates through the year 2007. Future minimum lease commitments, excluding property taxes and insurance, are approximately as follows:
Year ending June 30,

2004                $   78,448
2005                    77,118
2006                    61,386
2007                    57,814
                     ===========
  Total              $  274,766

Rent expenses for all leased facilities and equipment were $ 75,700 and $28,921 for the year ended June 30, 2003 and 2002, respectively.

10.    MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The majority of the Sales in the year ended June 30, 2003 and 2002 was made to a few customers. At June 30, 2003, the total sale to two major customers was $187,078 and the receivable balance from these major customers was $11,939. In fiscal year 2002, the four major customers comprised approximately $146,249 of the Company's total sale. Management believes that customer acceptance, billing, and collection policies are adequate to minimize potential risk on trade receivables.

11.     INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carry forwards. Through June 30, 2003, the Company incurred net operating losses for tax purposes of approximately $8,500,000. The net operating loss carry forwards may be used to reduce taxable income through the year 2023. Net operating losses for carry forwards for the State of California are generally available to reduce taxable income through the year 2007. The availability of the Company's net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

Temporary differences which give rise to deferred tax assets and liabilities at June 30, 2003 comprised of depreciation and amortization and net operating loss carry forward. The gross deferred tax asset balance as of June 30, 2003 was approximately $3,400,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss cryptograms cannot reasonably be assured.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:


                                              June 30,               June 30,
                                                2003                   2002
                                              ---------           -----------
Tax expense (credit) at statutory rate-federal   (34)%                (34)%
State tax expense net of federal tax             ( 6)                  (6)
Permanent differences                              1                    1
Changes in valuation allowance                    (39)                 (39)
                                               ---------           ----------
Tax expense at actual rate                          -                    -
                                               =========           ===========

12.   CONVERTILBE DEBENTURES

The Company through a 506 D Securities Offering has solicited investment funds in the years ended June 30, 2001 and 2000. The Convertible Debentures bear interest at ten percent (10%) per annum payable annually and are convertible into restricted common shares of the Company at $.40 cents per share. The Company has the right to change the conversion price of the debentures. The Debentures are unsecured and are due and payable by December 31, 2005.

13.      STOCKHOLDERS' EQUITY

Common Stock:

During the year ended June 30, 2003 and 2002, the Company issued stocks at various times, as described per the following. The stocks were valued at the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance:

During the fiscal year 2003, the Company issued 1,138,440 shares of common stock for cash amounting $218,800 and 1,253,369 shares of common stock for conversion of loans amounting $343,003.

The Company issued 1,019,608 shares of common stock for services in fiscal year 2003 for services amounting $404,210 and 425,000 shares of common stock for compensation amounting $117,975.

The Company issued 743,594 shares in the year ended June 30, 2003 for cash received in the prior year and issued 153,125 shares in the year ended June 30, 2003 for service received in the prior year.

The Company issued 1,875,000 shares for debt settlement recorded in the prior year.

The Company cancelled 150,000 shares for founder's shares.

The Company received cash of $71,167 for 177,918 shares to be issued.

Stock Options:

The number and weighted average exercise prices of options granted by the Company are as follows:

                                             Options          Outstanding
                                              Number           Weighted
                                                of             Average
                                              Options          Exercise
                                                                Price
                                             ----------       -------------
Options outstanding June 30, 2001                  -                 -
Granted during the year                     8,083,958             $0.40
Exercised                                          -                  -
Expired/forfeited                            (528,750)            (0.40)
Outstanding June 30, 2002                   7,555,208             $0.40
Granted during the year                     1,257,500             $0.40
Exercised                                    (125,000)            (0.40)
Expired/forfeited                          (1,290,208)            (0.40)
Outstanding June 30, 2003                    7,397,500            $0.40

The weighted average remaining life of options outstanding is 2.98 years. The weighted average grant date exercise price was $0.40 and the weighted average grant date fair value of all options granted was $0.41. The exercise price of all options granted during the year equaled their market value.

The Company granted options to various consultants for services rendered. These options were accounted for using the fair value of the options granted based on the Black- Scholes option-pricing model. The Company recorded $-0- during the year ended June 30, 2003 and $42,675 in 2002 as consulting expense.

The Company accounts for stock based compensation to employees under APB 25 using the intrinsic value method.

Pro forma information regarding the effect on operations is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions for the year ended June 30, 2003 and 2002 was as follows:

                Expected life (years)     1-5 years
                Risk-free interest rate   3% and 5.0%
                Dividend yield            0% and 0%
                Volatility                100% and 50%

Proforma information regarding net loss and loss per share, pursuant to the requirements of FASB 123 for the years ended June 30, 2003 and 2002 are as follows:
                                           2003
                                 Historical      Proforma

        Net loss               $   1,698,498   $  1,891,804

        Net loss per share -
          basic and diluted    $       (.10)    $      (.11)
                                ============        ===========

                                             2002
                                  Historical         Proforma

        Net loss               $   1,741,299   $      1,973,075

        Net loss per share -
          basic and diluted    $      (.15)    $        (.17)
                               =============        ============

In addition, the Company granted 522,500 options to a lender as an incentive to convert its loan in common stock in the year ended June 30, 2003. The company recorded $78,517 as additional interest expense on the loan.

In the year ended June 30, 2002, the Company granted 1,875,000 options to a lender as an incentive to convert its loan in common stock. The company recorded $375,000 as additional interest expense on the loan. The Company also granted an option to purchase 100,000 shares to the same lender in connection with a line of credit. The company recorded additional interest of $13,000. The interest expense represented the fair value of the options granted based on assumptions described above.

14.     SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid income taxes of $0 and interest of $15,400 during the fiscal year 2003. The Company paid income taxes of $0 and interest of $23,148 during the fiscal year 2002.

Supplemental disclosure of non-cash investing and financing activities:

The cash flow statements do not include following non-cash investing and financing activities:

During the fiscal year 2003, the Company issued 1,253,369 shares of common stock for conversion of loans amounting $343,003.

During the fiscal year 2002, the Company recorded 1,875,000 shares of common stock for debt settlement valued $708,750 for stock to be issued.

The Company issued 78,821 shares of common stock for incentives on convertible loans in fiscal year 2002 amounting $31,528.

15.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2003, the Company had incurred cumulative losses of $8,569,749 including net losses of $1,698,498 and $1,741,299 for the fiscal years 2003 and 2002, respectively. The Company had negative working capital of $1,088,216 at June 30, 2003. The continuing losses have adversely affected the liquidity of the Company.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended June 30, 2003, towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses
(iii) management of accounts payable and (iv) evaluation of its distribution and marketing methods.

16.   SUBSEQUENT EVENTS

The Company issued 1,231,668 shares of common stock subsequent to June 30, 2003. 177,918 shares were issued for cash of $71,167 received prior to June 30, 2003, 743,750 shares were issued for cash of $297,500 received subsequent to the year ended June 30, 2003. 310,000 shares of common stock were issued in conversion of debt of $124,000.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

Nothing to report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


The names, ages and positions of the directors and executive officers of the Company as of June 30, 2003, are as follows:

NAME                    AGE       POSITION             SINCE
------------------------------------------------------------
Michael C. Davies       33      CFO, Vice President   Dec. 1997
                                 and Director

Gordon W. Davies        35      President and         Dec. 1997
                                 Director

Paul J. Petit           52        Director            March 2003


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

From 1993 to 1993 he held a Sales Manager position at Transenviro,Inc. in Irvine, California.

From 1994 to 1996, Mr. Davies was the Sales/Marketing & Proposals Manager for Babcock King-Wilkinson, LP in Irvine, California, and in 1996 he was the acting CEO for this company.

Babcock King-Wilkinson, LP is in the business of process design/engineering and equipment supply operations on a worldwide basis.

From 1996 to 2000 Mr. Davies has been the President and a Director of Aquadynamic Technologies, Inc. He is also a Director of Aquatek,Inc., the wholly-owned subsidiary of


Aquadynamic Technologies, Inc. Aquatek,Inc. is an engineering design house and supplier of computer-automated process and motor control systems for water and wastewater treatment systems.

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

MR. PAUL J. PETIT

Born and educated in London, England, Mr. Petit is a Graduate of the City and Guilds in Mechanical Engineering. Mr. Petit is now based in Toronto, Ontario, Canada and brings over 35 years of experience to the Company.

Specializing in international business management and acquisitions, Mr. Petit is the founder of Sherwood Data Security, Inc., a specialized data management/storage company serving Canada's major corporations and financial institutions. After nine years of building and developing this company, Mr. Petit orchestrated the sale of SDSI to Brambles PTY of Australia in 1996 after which, he was retained as President of their new division.


ITEM 10.        EXECUTIVE COMPENSATION

Director Compensation

The following table reflects compensation paid or accrued during the indicated fiscal years, which end on June 30th of the indicated year with respect to compensation paid or accrued by Reclamation Consulting And Applications, Inc.

   SUMMARY COMPENSATION TABLE


        ----------------------------              -----------------------
           Annual Compensation                     Long Term Compensation
       -----------------------------              ----------------------

 Name                                              Annual     Restricted                            All Other
 and            Year                               Compen-      Stock       Underlying     LTIP      Compen-
 Principal      Ending    Salary      Bonus        sation       Award(s)     Options/     Payouts    sation
 Position       6/30       ($)         ($)           $            ($)        SARs (#)       ($)        ($)
 --------       -----     -------    -------        ------     ----------    ----------    -------   ---------
                 2003    135,200
Gordon           2002    135,200                     0          150,000       950,000          0       0
Davies           2001     93,000                     0                            0            0       0
Pres             2000     81,000                     0                            0            0       0
                 1999     60,000     60,000          0                         750,000         0       0
                 1998     60,000                     0                            0            0       0
                 2003               135,200

Michael          2002    135,200                     0           150,000       950,000         0       0
Davies           2001     93,000                     0                               0         0       0
CFO              2000     81,000                     0                               0         0       0
                 1999     60,000     60,000          0                         750,000         0       0
                 1998     60,000                     0                               0         0       0

Paul Petit
Director        2003                                              50,000       250,000


The Company's two principal officers, Gordon Davies, Chief Executive Officer, President and a Director, and Michael Davies, Chief Financial Officer, Vice President and a Director, entered into new Employment Agreements, commencing January 1, 2002, and having a three year term. The Employment Agreements are identical, and provide for a base salary of $135,200 for the first year. If the Company realizes a minimum net profit for its 12 months ended December 31, 2003 of $250,000 or more, base compensation increases by 20% effective as of the beginning of the second twelve months of the Contract. If the Company realizes a net profit of at least $250,000 over the 12 months ended December 31, 2004, the base compensation increases by an additional 20% over the preceding year's compensation.

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

These Agreements have non-compete provisions and various other provisions, including a death disability benefit of 3 months' pay plus 3 months' benefits. Copies of each of these Employment Agreements with each executive officer are attached hereto as Exhibits and by this reference incorporated herein.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the common stock (including common stock acquirable within 60 days pursuant to options, warrants, conversion privileges or other rights) of the company as of June 30, 2003 (i) by each of the Company's directors and executive officers, (ii) all executive officers and directors as a group, and (iii) all persons known by the Company to own beneficially more than 5% of the common stock. All persons listed have sole voting and investment power over the indicated shares unless otherwise indicated.

Name                               Shares
-----------                      ------------
Michael Davies                   1,025,807
Gordon Davies                    1,017,400
Kurt Baum                        2,580,000
Canvasback Company Limited       5,180,000

All Officers and Directors       9,803,207
As a Group

The address for Mr. Michael Davies is 23832 Rockfield Blvd. Suite 275 Lake Forest, CA 92630

The address for Mr. Gordon Davies is 23832 Rockfield Blvd. Suite 275 Lake Forest, CA 92630

The address for Mr. Kurt Baum is 680 S. Avon Avenue, Azusa, CA 91702

The address for Canvasback Company Limited is Hannah-Waver House The Valley, Anguilla, BWI


ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nothing to Report

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.  Description
----------   -----------
3.1.       AMENDMENT OF THE ARTICLES OF INCORPORATION OF
           RECYCLING CENTERS OF AMERICA, INC., CHANGING
           THE NAME OF THE CORPORATION TO RECLAMATION CONSULTING
           AND APPLICATIONS, INC.*
10.01      MANAGEMENT CONTRACT FOR MR. GORDON DAVIES*
10.02      MANAGEMENT CONTRACT FOR MR. GORDON DAVIES*
10.03      AGREEMENT WITH NORTH AMERICAN SYSTEMS, INC.
10.04      AGREEMENT WITH PROGEAR ENVIRONMENTAL SOLUTIONS, INC.
10.05      AGREEMENT NORTH AMERICAN SYSTEMS(MANUFACTURING AGREEMENT)
10.06      AGREEMENT NORTH AMERICAN SYSTEMS(REVOLVING LOAN AGREEMENT)
10.07      AGREEMENT NORTH AMERICAN SYSTEMS(SECURITY AGREEMENT)
10.08      AGREEMENT NORTH AMERICAN SYSTEMS(DISTRIBUTORSHIP AGREEMENT)
99.01      CERTIFICATION OF CEO and CFO
*(Originally filed as Exhibits in the Company's 10-K for Year ending
  June 30, 2002 and used as reference in this filing)

ITEM 14 CONTROLS AND PROCEDURES.

(a) Within 90 days prior to the filing date of this report, with the participation of the Company's management, the Company's President and Chief Executive Officer and Vice President - Finance and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the President and Chief Executive Officer and Vice President - Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Commission's rules and procedures.

(b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.


SIGNATURES


In accordance with then requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Reclamation Consulting and Applications, Inc.


 /s/ Michael Davies, Secretary
 --------------------------
     Michael Davies, Secretary

/s/  Gordon Davies, President
--------------------
     Gordon Davies, President

 Date: October 15, 2003

CERTIFICATIONS


RECLAMATION CONSULTING AND APPLICATIONS, INC. (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.) CERTIFICATIONS JUNE 30, 2003

I, Gordon W. Davies, certify that:

1. I have reviewed this annual report on Form 10-K of Reclamation Consulting and Applications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  October 15, 2003

/s/ Gordon W. Davies
------------------------------------
Gordon W. Davies,
President

RECLAMATION CONSULTING AND APPLICATIONS, INC. (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.) CERTIFICATIONS JUNE 30, 2003

I, Michael C. Davies, certify that:

1. I have reviewed this annual report on Form 10-Q of Reclamation Consulting and Applications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date:  October 15, 2003

/s/ Michael C. Davies
------------------------------------
Michael C. Davies,
Secretary