Form 10QSB
period 2003-09-30
RECLAIMATION CONSULTING & APPLICATIONS INC
filed 2003-11-19
CIK 1100091

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended:  SEPTEMBER 30, 2003


            [ ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                    Commission File Number: 000-29881
                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (Formerly, Recycling Centers of America, INC.)
          (Name of Small business Issuer as specified in its Charter)

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

                              Yes [X]         No [ ]


As of September 30, 2003 Reclamation Consulting and Applications, Inc. had 19,161,880 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):

                              Yes [ ]         No [X]


  RECLAMATION CONSULTING AND APPLICATIONS, INC.
(Formerly known as Recycling Centers of America, Inc.)

TABLE OF CONTENTS

                             Report on Form 10-QSB
                               For quarter ended
                               September 30, 2003


PART 1  FINANCIAL INFORMATION                                                  PAGE

Item 1.     Financial Statements

            Balance Sheet at September 30, 2003 (Unaudited)................... F-1

            Statements of Operations for the Three Month Periods ended
            September 30, 2003 and 2002 (Unaudited)........................... F-2

            Statements of Cash Flows for the Three Month Periods ended
            September, 2003 and 2002 (Unaudited).............................. F-3

            Notes to the Consolidated Financial Statements.................... F-4

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

                        PART I ---FINANCIAL INFORMATION

Item 1.  Financial Statements


                RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                                 BALANCE SHEET
                               SEPTEMBER 30, 2003
                                  (Unaudited)


                                     ASSETS

CURRENT ASSETS:

   Cash and Cash equivalents                                       $   11,515
   Accounts receivable                                                 25,153
   Inventory                                                           85,960
   Prepaid expense                                                     11,335
   Employee advances                                                   12,667
   Other receivables                                                  271,919
   Deposits                                                             3,125
                                                                      -------
      Total current assets                                            421,834

PROPERTY AND EQUIPMENT, net                                            14,790
                                                                      -------
                                                                    $ 436,624
                                                                      =======

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                                 $ 108,484
   Accrued expenses                                                   304,384
   Note payable - shareholder                                         144,276
   Convertible current loans - shareholders                            83,104
                                                                     --------
      Total current liabilities                                       640,248

Long Term Liabilities

   Convertible Debentures                                              66,627
                                                                     --------
      Total liabilities                                               696,098
                                                                     --------
STOCKHOLDERS' DEFICIT
   Common stock, $.01 par value;
     Authorized shares 75,000,000,
     19,161,880 shares issued and outstanding                         191,997
   Additional paid in capital                                       7,533,657
   Treasury stock                                                    (15,000)
   Shares to be issued                                              1,395,198
   Accumulated deficit                                            (9,365,326)
                                                                     --------
       Total stockholders' deficit                                  (259,474)
                                                                     --------
                                                                  $  436,624
                                                                     =========

The accompanying notes are an integral part of these financial statements.

                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                            STATEMENTS OF OPERATIONS
         FOR THE THREE MONTH  PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                                  (Unaudited)



                                               Three Months
                                             Ended September 30,

                                             2003           2002
                                          ----------      ----------
Net revenue                               $  96,057      $   62,569
Cost of revenue                              27,111          53,227
                                          ----------      ----------
Gross Profit                                 68,946           9,342
Total operating expenses                    408,310         609,172
                                          ----------      ----------
Loss from operations                       (339,364)       (599,830)

Non-operating income (expense):
   Interest expense                         (11,701)        (19,281)
   Gain (loss) on Settlement of debts      (508,424)        341,232
     Loss on disposal of asset              (22,692)              -
                                          ----------       ----------
    Total  non-operating income (expense)  (542,817)        321,951

Loss before income tax                     (794,777)       (277,879)
Provision for income tax                        800             800
                                          ----------       ----------
Net loss                                  $(795,577)      $ (278,679)
                                          ==========      ===========
Basic and diluted weighted
  average shares outstanding*             18,884,743       13,740,285
                                          ==========      ===========
Basic and diluted net
  loss per share                         $    (0.04)      $    (0.02)
                                          ==========      ============

*Weighted average number of shares used to compute basic and diluted loss per share is the same in these financial statements since the effect of dilutive securities is anti-dilutive.

     The accompany notes are an integral part of these financial statements.

                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                            STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTH  PERIODS ENDED SEPTEMBER 30, 2003 and 2002
                                  (Unaudited)



                                                                  2003          2002
                                                                 -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                    $(794,577)    $(278,679)
   Adjustments to reconcile net Loss to net cash
     used in operating activities:
        Depreciation and amortization                              1,373         3,328
        Issuance of shares for services and compensation               -       288,754
        Gain(loss) on settlement of debts                        508,424      (341,232)
        Loss on disposal of fixed assets                          22,692             -
        (Increase)/decrease in current assets:
           Accounts receivable                                    12,724        (1,775)
            Inventory                                             12,739       (57,873)
            Other assets                                        (136,913)      (14,869)
        Increase/(decrease) in current liabilities:
            Accounts payable and accrued expenses                (60,410)       57,499
                                                                 -------       -------
         Total adjustments                                       360,629       (66,168)
                                                                 -------       -------
     Net cash used in operating activities                      (434,948)     (344,847)
                                                                 -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
            Acquisition of equipment                                   -       (31,924)
                                                                 -------       -------
    Net Cash used in investing activities                              -       (31,924)

    CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds/(Payments) of note payable                   23,113       311,581
            Convertible Loan                                      15,000             -
            Receipt of cash for shares to be issued              335,550        53,515
            Issuance of common stock for cash                     72,500        10,000
                                                               ---------       -------
     Net cash provided by financing activities                   446,163       375,096
                                                               ---------       -------

NET INCRASE/(DECREASE) IN CASH & CASH EQUIVALENTS                 11,215       (1,675)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                           300        1,675
                                                               ---------       -------
CASH & CASH EQUIVALENTS, ENDING BALANCE                        $  11,515     $      -
                                                               =========       =======

   The accompanying notes are an integral part of these financial statements.


                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                          SEPTEMBER 30, 2003 and 2002


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

Presently, the Company's primary business is production and sale of AlderoxTM ASA-12TM, KR-7TM, applicator systems and development name products AlderoxTM cleaner-12 and AlderoxTM Cleaner-7. ASA-12TM is an asphalt release agent that was developed by the Company in response to the industry's need for an effective, economical and environmentally friendly product. KR-7TM is a concrete release agent that was also developed by the company in response to industry's need for an effective, economical and environmentally friendly product. Both Cleaner-7 and Cleaner -12 were specifically developed for the removal of used AlderoxTM ASA-12TM and AlderoxTM KR-7.

2.    BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the year ended June 30, 2003 were filed on October 15, 2003 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004.

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

5.    NOTES PAYABLE - SHAREHOLDER

Note Payable to various shareholders amounting $144,276 bear an interest rate of 10 %, unsecured and are payable on demand. Interest expense for the nine-month ended September 30, 2003 amounted to $7,342.

6.   CONVERTIBLE LOANS-SHAREHOLDERS

The Company has convertible loans outstanding at September 30, 2003 for the amounts received before June 30, 2003 totaling $73,104. The Company did not record any amount for conversion feature since the fair value of shares was less than conversion price. The investor has an option to be paid in cash at 6 months including the interest at ten percent per annum or to convert the loan to restricted common stock at $.40 and $45 per share.

7.   CONVERTIBLE DEBENTURES

The Company through a 506 D Securities Offerings solicited investment funds. The Convertible Debentures bear interest at ten percent (10%) per annum payable annually and are convertible into restricted common shares of the Company at $0.40 per share. The Company has the right to change the conversion price of the debentures. The Debentures are unsecured and are due and payable by December 31, 2005.

8.   COMMITMENTS

The Company conducts its operations utilizing leased facilities and equipment under noncancellable operating lease agreements expiring at various dates through the year 2007. Future minimum lease commitments, excluding property taxes and insurance, are approximately as follows:

                Period ending September 30,
                ---------------------------
2004                  $ 78,991
2005                    72,309
2006                    61,806
2007                    42,047
                      -----------
Total                 $255,153
                      ==========

Rent expenses for all leased facilities and equipment were $17,727 and $18,773 for the period ended September 30, 2003 and 2002, respectively.

The commitments include the rentals of facilities in Salt Lake City, which are being used by the Company's distributor. The rent is being paid by company and charged to the distributor's account.

9.   NET LOSS PER SHARE

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


10.  MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

As the result of an agreement with North American Systems, Inc. (NAS) to act as the sole distributor of the company's AlderoxTM line of products in August, majority of the sales during the period ending September 30, 2003 were to NAS. Only in the month of July some sales were made to other customers. However, August onwards, all the United States sales are being made to NAS.

11.  RELATED PARTY TRANSACTIONS

Certain of the Company's major shareholders have loaned money to the Company at various times. These loans bear interest at ten percent (10%) per annum. The Company issued 191,250 shares of common stock for settlement of debt amounting $76,500, resulting in a loss of $20,750. During the period ended September 30, 2003, the Company also agreed to issued 1,422,019 shares of common stock to related parties, classified as 'Shares to be issued' valued at $1,056,481, against settlement of debt amounting $568,807 which resulted in a loss of $ 487,674.

12.      STOCKHOLDERS' EQUITY

Common Stock:

During the three month period ended September 30, 2003, the Company issued 308,750 shares of common stock for cash amounting $123,500 including $51,000 which was received in the prior period. The Company received cash of $335,550 for 838,875 shares to be issued, during the period ended September 30, 2003.

During the period ended September 30, 2003, the Company converted $73,500 and $ 3,000 of convertible loan and interest respectively into 191,250 shares of common stock amounting $ 105,187 (note 14).

Shares to be issued:

As of September 30, 2003, the Company has 2,268,813 shares of common stock to be issued valued at $1,395,198.

13.     SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid income taxes of $0 and interest of $37,030 during the period ended September 30, 2003. The Company paid income taxes of $0 and interest of $7,082 during the period ended September 30, 2002.

Supplemental disclosure of non-cash investing and financing activities:

The cash flow statements do not include following non-cash investing and financing activities:

During the period ended September 30, 2003, the Company converted $73,500 and $ 3,000 of convertible loan and interest respectively into 191,250 shares of common stock amounting $ 105,187 (note 14).

During the period ended September 30, 2003, the Company also issued 1,422,019 shares of common stock classified as 'Shares to be issued' valued at $ 1,056,481 against conversion of loans, debentures, notes and interest payable.

14.     GAIN (LOSS) ON SETTLEMENT OF DEBTS

The Company issued 191,250 shares for settlement of debt, resulting in a loss of $20,750. During the period ended September 30, 2003, the Company also issued 1,422,019 shares of common stock classified as 'Shares to be issued', which resulted in a loss of $ 487,674.

15.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2003, the Company had incurred cumulative losses of $9,365,326 including net losses of $795,577 and $278,679 for the period ended September 30, 2003 and 2002. The Company had negative working capital of $218,414 at September 30, 2003. The continuing losses have adversely affected the liquidity of the Company.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended September 30, 2003, towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses (iii) management of accounts payable and (iv) evaluation of its distribution and marketing methods.

16.   DISPOSAL OF MAJOR ASSETS

During the period ended September 30, 2003, the Company appointed North American Systems, Inc. (NAS) as the sole United States distributor of Company's AlderoxTM line of products. On August 1, 2003 the Company sold all the assets in Salt Lake City to NAS. The assets transferred had a carrying value of $111,834. Out of this amount, $71,355 was booked as a receivable from NAS, while the Company transferred out-standing debts against the assets amounting to $40,479 to NAS.

17.   OTHER RECEIVABLES

The other receivables include an amount of $246,650 due from North American Systems Inc. (NAS), the sole United States distributor of the Company's AlderoxTM line of products, working in Salt Lake City (SLC) under a revolving loan agreement. The receivable is against the sale of all the assets of the Company in SLC as well as other amounts transferred to the distributor at various times during the period according to the agreement with NAS. Part of the agreement with NAS requires that the Company will provide loan to NAS to be used towards meeting the working capital requirements until such time when NAS is able to start paying the amount owed to the Company through sale of the AlderoxTM line of products. The receivable bears interest at the rate of 10% per annum. The agreement terminates October 14, 2005.

18.   PENDING OR THREATENED LITIGATION

On October 15, 2003 Steve Madsen, a formal officer of the company, filed a complaint in the Salt Lake City, State of Utah naming Reclamation Consulting and Applications Inc., Gordon Davies and Michael Davies as defendants. The complaint alleges breach of contract, fraudulent misrepresentation and Conspiracy by the company and its Directors/shareholders against Madsen. The main allegation of Madsen is that the Company and its directors willfully and fraudulently stopped the share transfer of sale of a stock of 150,000 shares of restricted common stock which was issued to Madsen as a signing bonus for the job. Valuing the stocks on the highest available traded price, Madsen has claimed damages of an original amount of $127,500, pre-judgment interest thereon @ 12% and post judgment interest at the highest legal rate. He has also claimed exemplary damages of One Million dollars and other ancillary costs. The outcome of this litigation cannot be predicted at this early stage.

The company is in the process of filing a complaint in the Central District of California naming its former officer Steve Madsen and employees Tammy Price and Patty Flagler as defendants. The complaint alleges breach of contract and fraudulent activities by the defendants. Moreover, the Company has alleged that Steve Madsen breached his employment contract and therefore was no more entitled to the 150,000 shares (sign up bonus as stated in last paragraph). The outcome of this cannot be reasonably predicted at this early stage.


Item 2.  Management's Discussion and Analysis

Our primary business is production and sale of AlderoxTM ASA-12TM, AlderoxTM KR-7TM, applicator systems and development name products AlderoxTM cleaner-12 and AlderoxTM Cleaner-7. ASA-12TM is an asphalt release agent that was developed by the Company in response to the industry's need for an effective, economical and environmentally friendly product. KR-7TM is a concrete release agent that was also developed by the company in response to industry's need for an effective, economical and environmentally friendly product. Both Cleaner-7 and Cleaner -12 were specifically developed for the removal of used AlderoxTM ASA-12TM and AlderoxTM KR-7.

As of August 1, 2003, the Company has entered into an agreement with North American Systems, Inc. (NAS) making NAS the sole United States distributor of the AlderoxTM line of products. As part of the agreement, NAS has taken over the Company's Salt Lake City, Utah office. Additionally, NAS has taken over all the operating expenses related to the Salt Lake City operation. NAS is carrying forward the efforts of the Company to produce sales nationally. The Company has developed an applicator system at the request of one of these customers to further assist with cost savings and to reduce potential liability created by manually applying product to the truck beds. NAS has also taken over the sale of this applicator system.

Current AlderoxTM ASA-12TM customers operate similar facilities both nationally and internationally. We have been providing AlderoxTM ASA-12TM within the State of Utah with the intent of providing product to our same customers located in different states as we receive approval of our product within those states. Other customers within the United States will be approached through sales representatives of NAS.

Three Month Statement of Operations:

The Company has incurred losses of $795,577 for the three months ended September 30, 2003 as compared to a net loss of $278,679 for the three months ended September 30, 2002. These are primarily non cash losses. The Company issued 1,422,019 of stock classified as "shares to be issued", which resulted in a non cash loss of $487,674.

The Cost of goods sold represents seventy-three percent (73%) of net revenue for the three months ending September 30, 2003. The cost of sales for the three months ending September 30, 2002 was eighty-five percent (85%) of net revenue. Revenues for both of the three periods were derived from the sales of chemicals and AlderoxTM ASA-12TM.

Operating expenses consist primarily of general and administrative expenses. For the three months ended September 30, 2003 operating expenses totaled $262,582 as compared to $609,172 for the three months ended September 30, 2002. The decrease in general and administrative expenses is directly attributable to the distributorship agreement with NAS.

During the three months ended September 30, 2003 the Company recognized a $508,424 loss on the settlement of debts. Interest expense decreased during the three months ended September 30, 2003 by $7,580 over the same period in 2002.

Liquidity and Capital Resources

As of September 30, 2003 the Company had cash and cash equivalents of $11,515 as compared to cash and cash equivalents of $0 as of September 30, 2002. At September 30, 2003, the Company had a working capital deficit (total current liabilities in excess of total current assets) of $203,624 as compared to a working capital deficit of $108,090 as of September 30, 2002.

The principal use of cash for the three months ended September 30, 2003 and 2002 was to fund the net loss from operations. Cash received as proceeds of notes payables decreased by $273,468 during the three months ended September 30, 2003 over the same three month period ended September 30, 2002.

The management of the Company is endeavoring to cover operating expenses in excess of revenues of the Company until adequate sales are generated, through private sale of additional shares. There is no assurance of success in such placement. Management projects that the Company may become profitable and begin to generate sufficient cash flow to meet its monthly operating expenses sometime during the third quarter of the current fiscal year, but cannot guarantee this result.

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

Form 8-K: NONE


SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RECLAMATION CONSULTING AND APPLICATIONS, INC.

Date: November 19, 2003

/s/ Gordon W. Davies
 ---------------------
Gordon W. Davies,
President

CERTIFICATIONS- SEPTEMBER 30, 2003


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


Date:  November 19, 2003

/s/ Gordon W. Davies
----------------------
Gordon W. Davies,
President


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

5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date:  November 19, 2003

/s/ Michael C. Davies
----------------------
Michael C. Davies,
Secretary and Chief Financial Officer