Form 10QSB/A
period 2003-09-30
RECLAIMATION CONSULTING & APPLICATIONS INC
filed 2003-12-08
CIK 1100091

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

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

TABLE OF CONTENTS

                             Report on Form 10-QSB/A
                               For quarter ended
                               September 30, 2003


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

                        PART I ---FINANCIAL INFORMATION

Item 1.  Financial Statements


                RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                                 BALANCE SHEET
                               SEPTEMBER 30, 2003
                                  (Unaudited)


                                     ASSETS

CURRENT ASSETS:

   Cash and Cash equivalents                                       $   11,515
   Accounts receivable                                                 25,153
   Inventory                                                           85,960
   Prepaid expense                                                     11,335
   Employee advances                                                   12,667
   Other receivables                                                  271,919
   Deposits                                                             3,285
                                                                      -------
      Total current assets                                            421,834

PROPERTY AND EQUIPMENT, net                                            14,790
                                                                      -------
                                                                    $ 436,624
                                                                      =======


                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                                 $ 108,484
   Accrued expenses                                                   304,384
   Note payable - shareholder                                         144,276
   Convertible current loans - shareholders                            83,104
                                                                     --------
      Total current liabilities                                       640,248

Long Term Liabilities

   Convertible Debentures                                              55,850
                                                                     --------
      Total liabilities                                               696,098
                                                                     --------
STOCKHOLDERS' DEFICIT
   Common stock, $.01 par value;
     Authorized shares 75,000,000,
     19,161,880 shares issued and outstanding                         191,997
   Additional paid in capital                                       7,533,657
   Treasury stock                                                    (15,000)
   Shares to be issued                                              1,395,198
   Accumulated deficit                                            (9,365,326)
                                                                     --------
       Total stockholders' deficit                                  (259,474)
                                                                     --------
                                                                  $  436,624
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
                                  (Unaudited)




                                               Three Months
                                             Ended September 30,

                                             2003           2002
                                          ----------      ----------
Net revenue                               $  39,112      $   62,569
Cost of revenue                              28,490          53,227
                                          ----------      ----------
Gross Profit                                 10,622           9,342
Total operating expenses                    262,582         609,172
                                          ----------      ----------
Loss from operations                       (251,960)       (599,830)

Non-operating income (expense):
   Interest expense                         (11,701)        (19,281)
   Gain (loss) on Settlement of debts      (508,424)        341,232
     Loss on disposal of asset              (22,692)              -
                                          ----------       ----------
    Total  non-operating income (expense)  (542,817)        321,951

Loss before income tax                     (794,777)       (277,879)
Provision for income tax                        800             800
                                          ----------       ----------
Net loss                                  $(795,577)      $ (278,679)
                                          ==========      ===========
Basic and diluted weighted
  average shares outstanding*             18,884,743       13,740,285
                                          ==========      ===========
Basic and diluted net
  loss per share                         $    (0.04)      $    (0.02)
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

                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                            STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTH  PERIODS ENDED SEPTEMBER 30, 2003 and 2002
                                  (Unaudited)



                                                                  2003          2002
                                                                 -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                    $(795,577)    $(278,679)
   Adjustments to reconcile net Loss to net cash
     used in operating activities:
        Depreciation and amortization                              1,373         3,328
        Issuance of shares for services and compensation               -       288,754
        (Gain)/Loss on settlement of debts                       508,424      (341,232)
        Loss on disposal of fixed assets                          22,692             -
        (Increase)/decrease in current assets:
           Accounts receivable                                    12,724        (1,775)
            Inventory                                             12,739       (57,873)
            Other assets                                        (136,913)      (14,869)
        Increase/(decrease) in current liabilities:
            Accounts payable and accrued expenses                (60,410)       57,499
                                                                 -------       -------
         Total adjustments                                       360,629       (66,168)
                                                                 -------       -------
     Net cash used in operating activities                      (434,948)     (344,847)
                                                                 -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
            Acquisition of equipment                                   -       (31,924)
                                                                 -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds/(Payments) of note payable                   23,113       311,581
            Convertible Loan                                      15,000             -
            Receipt of cash for shares to be issued              335,550        53,515
            Issuance of common stock for cash                     72,500        10,000
                                                               ---------       -------
     Net cash provided by financing activities                   446,163       375,096
                                                               ---------       -------

NET INCRASE/(DECREASE) IN CASH & CASH EQUIVALENTS                 11,215       (1,675)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                           300        1,675
                                                               ---------       -------
CASH & CASH EQUIVALENTS, ENDING BALANCE                        $  11,515     $      -
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

The company is in the process of filing a complaint in the Central District of California naming its former officer Steve Madsen and employees Tammy Price and Patty Flagler as defendants. The complaint alleges breach of contract and fraudulent activities by the defendants. Moreover, the Company has alleged that Steve Madsen breached his employment contract and therefore was no more entitled to the 150,000 shares (sign up bonus as stated in previous paragraph). The outcome of this cannot be reasonably predicted at this early stage.


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

Liquidity and Capital Resources

As of September 30, 2003 the Company had cash and cash equivalents of $11,515 as compared to cash and cash equivalents of $0 as of September 30, 2002. At September 30, 2003, the Company had a working capital deficit (total current liabilities in excess of total current assets) of $218,414 as compared to a working capital deficit of $108,090 as of September 30, 2002.

The principal use of cash for the three months ended September 30, 2003 and 2002 was to fund the net loss from operations. Cash received as proceeds of notes payables and loans decreased by $273,468 during the three months ended September 30, 2003 over the same three month period ended September 30, 2002.

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



PART II --- OTHER INFORMATION


Item 1.  Legal Proceedings.

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

The company is in the process of filing a complaint in the Central District of California naming its former officer Steve Madsen and employees Tammy Price and Patty Flagler as defendants. The complaint alleges breach of contract and fraudulent activities by the defendants. Moreover, the Company has alleged that Steve Madsen breached his employment contract and therefore was no more entitled to the 150,000 shares (sign up bonus as stated in previous paragraph). The outcome of this cannot be reasonably predicted at this early stage.


Item 2.  Changes in Securities.

Nothing to Report

Item 3. Defaults Upon Senior Securities.

Nothing to Report

Item 4.  Submission of Matters to a Vote of Security Holders.

Nothing to Report

Item 5.  Other Information.

Nothing to Report


Item 6. Exhibits and Reports on Form 8-K.

Exhibit No.      Description
----------       -------------
99.01             CEO/CFO CERTIFICATION AMENDED

Form 8-K: NONE


SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this amended 10QSB/A report to be signed on its behalf by the undersigned thereunto duly authorized.

RECLAMATION CONSULTING AND APPLICATIONS, INC.

Date: December 8, 2003

/s/ Gordon W. Davies
 ---------------------
Gordon W. Davies,
President

AMENDED CERTIFICATIONS


I, Gordon W. Davies, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Reclamation Consulting and Applications, Inc.;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and

        (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 08, 2003

/s/ Gordon W. Davies
----------------------
Gordon W. Davies,
President


I, Michael C. Davies, certify that:

1. I have reviewed this amended quarterly report on Form 10-QSB/A of Reclamation Consulting and Applications, Inc.;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and

        (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 08, 2003

/s/ Michael C. Davies
----------------------
Michael C. Davies,
Secretary and Chief Financial Officer