Form 10QSB
period 2003-12-31
RECLAIMATION CONSULTING & APPLICATIONS INC
filed 2004-02-20
CIK 1100091

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended:  DECEMBER 31, 2003


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

                              Yes [X]         No [ ]


As of December 31, 2003, Reclamation Consulting and Applications, Inc. had 22,427,618 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):

                              Yes [ ]         No [X]


                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
             (Formerly known as Recycling Centers of America, Inc.)

                               TABLE OF CONTENTS

                             Report on Form 10-QSB
                               For quarter ended
                               December 31, 2003


PART 1  FINANCIAL INFORMATION                                                  PAGE

Item 1.     Financial Statements

            Balance Sheet at December 31, 2003 (Unaudited)................... F-1

            Statements of Operations for the Six Month Periods ended
            December 31, 2003 and 2002 (Unaudited)........................... F-2

            Statements of Cash Flows for the Six Month Periods ended
            December 31, 2003 and 2002 (Unaudited)........................... F-3

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.....................................4

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS....................4

ITEM 5.    OTHER INFORMATION....................................................4

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.....................................4

SIGNATURES......................................................................5
================================================================================



Item 1.  Financial Statements


                RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                                 BALANCE SHEET
                               DECEMBER 31, 2003
                                  (Unaudited)


                                     ASSETS

CURRENT ASSETS:

   Cash and Cash equivalents                                       $   23,422
   Accounts receivable                                                 26,558
   Inventory                                                           95,780
   Prepaid expense                                                      9,611
   Employee advances                                                   16,095
   Other receivables                                                  511,665
   Deposits                                                             1,010
                                                                      -------
      Total current assets                                            684,141

PROPERTY AND EQUIPMENT, net                                            14,634
                                                                      -------
                                                                    $ 698,775
                                                                      =======

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                                 $  81,809
   Accrued expenses                                                   442,571
   Note payable - shareholder                                         130,495
   Convertible current loans - shareholders                            65,104
                                                                     --------
      Total current liabilities                                       719,979

Long Term Liabilities

   Convertible Debentures                                              55,850
                                                                     --------
      Total liabilities                                               775,829
                                                                     --------
STOCKHOLDERS' DEFICIT
   Common stock, $.01 par value;
     Authorized shares 75,000,000,
     22,427,618 shares issued and outstanding                         224,276
   Additional paid in capital                                       9,619,791
   Treasury stock                                                    (15,000)
   Shares to be issued                                               460,900
   Accumulated deficit                                           (10,367,021)
                                                                     --------
       Total stockholders' deficit                                   (77,054)
                                                                     --------
                                                                  $  698,775
                                                                     ========

The accompanying notes are an integral part of these financial statements.

                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                            STATEMENTS OF OPERATIONS
           FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002
                                  (Unaudited)



                                               Three Months                  Six Months
                                             Ended December 31,          Ended December 31,

                                             2003           2002           2003        3002
                                          ----------      ----------    ---------    --------
Net revenue                              $    6,418     $    56,008   $    45,530   $ 118,577
Cost of revenue                               4,937          53,035        32,067     106,262
                                          ----------      ----------    ---------    --------
Gross Profit                                  1,481           2,973        13,463      12,315
Total operating expenses                    907,887         340,585     1,171,829     949,757
                                          ----------      ----------    ---------    --------
Loss from operations                       (906,406)       (337,612)   (1,158,366)   (937,442)

Non-operating income (expense):
   Interest expense                         (18,489)        (20,883)      (30,190)    (40,164)
   Gain (loss) on Settlement of debts       (76,800)         31,873      (585,224)    373,105
     Loss on disposal of asset                    -               -       (22,692)          -
                                          ----------       ----------    ---------   --------
    Total non-operating income (expense)    (95,289)         10,990      (638,106)    332,941

Loss before income tax                   (1,001,695)       (326,622)   (1,796,272)   (604,501)
Provision for income tax                          -               -           800         800
                                          ----------       ----------   ----------   ---------
Net loss                                $(1,001,695)     $ (326,622)  $(1,796,472) $ (605,301)
                                          ==========       ==========  ===========   =========
Basic and diluted weighted
  average shares outstanding*             20,973,818       17,263,986  19,929,281  15,502,136
                                          ==========      ===========  ==========  ==========
Basic and diluted net
  loss per share                         $    (0.05)      $    (0.02) $     (0.09) $   (0.04)
                                          ==========      =========== ============  =========

*Weighted average number of shares used to compute basic and diluted loss per share is the same in these financial statements since the effect of dilutive securities is anti-dilutive.

     The accompany notes are an integral part of these financial statements.

                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                            STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2003 and 2002
                                  (Unaudited)



                                                                  2003          2002
                                                                 -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                  $(1,797,272)    $(605,301)
   Adjustments to reconcile net Loss to net cash
     used in operating activities:
        Depreciation and amortization                              2,737        13,008
        Issuance of shares for services and compensation         486,913       288,754
        Gain(loss) on settlement of debts                        585,224      (373,105)
        Options issued for compensation                           31,500             -
        Loss on disposal of fixed assets                          22,692             -
        (Increase)/decrease in current assets:
           Accounts receivable                                    11,319        40,015
           Inventory                                               2,919      (120,193)
           Other receivables                                    (403,795)            -
           Other assets                                           (1,525)       (6,683)
        Increase/(decrease) in current liabilities:
            Accounts payable and accrued expenses                 74,834       159,627
                                                                 -------       -------
         Total adjustments                                       812,818         1,423
                                                                 -------       -------
     Net cash used in operating activities                      (984,454)     (603,878)
                                                                 -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
            Acquisition of equipment                              (1,217)      (65,902)
                                                                 --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds of note payable                             215,268       588,285
            Payments on note payable                            (190,425)            -
            Proceeds from loan                                    15,000        16,800
            Convertible Loan                                     (10,000)            -
            Proceeds of shares to be issued                      443,400        53,515
            Proceeds from issuance of common stock               535,550        10,000
                                                                ---------      -------
     Net cash provided by financing activities                 1,008,793       668,600
                                                               ---------       -------

NET INCRASE/(DECREASE) IN CASH & CASH EQUIVALENTS                 23,122        (1,180)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                           300         1,675
                                                               ---------       -------
CASH & CASH EQUIVALENTS, ENDING BALANCE                        $  23,422     $     495
                                                               =========       =======

   The accompanying notes are an integral part of these financial statements.


                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 and 2002


1.     ORGANIZATIONS AND DESCRIPTION OF BUSINESS

Reclamation Consulting and Applications, Inc. (formerly, Recycling Centers of America, Inc.) (the "Company") is a Colorado corporation, originally formed in 1976 under the name of Vac-Tech Systems, Inc. The Company changed its name to Recycling Centers of America on March 26, 1999. On January 16, 2002, an article of amendment was filed to change the name of the corporation to Reclamation Consulting and Applications, Inc. The Company as of June 30, 1998 had a wholly owned subsidiary Aquadynamic Technologies, Inc. (ATI). ATI had two subsidiaries, Aquatek, Inc. and Wil-Flow, Inc. Wil-flow, Inc., on March 8, 1999, was dissolved and the patents on the technology were returned to its former owner and president as a result of the resolution of a lawsuit between the parties. In July of 2000, Aquatek, Inc. was sold back to its management for a cash purchase price of $57,500.

Presently, the Company's primary business is production and sale of AlderoxTM ASA-12TM, KR-7TM, TSR-TM, applicator systems and development name products AlderoxTM cleaner-12 and AlderoxTM Cleaner-7. ASA-12TM is an asphalt release agent that was developed by the Company in response to the industry's need for an effective, economical and environmentally friendly product. KR-7TM is a concrete release agent that was also developed by the company in response to industry's need for an effective, economical and environmentally friendly product. AlderoxTM TSR-TM was specifically designed as a non-stick agent for use in the tar sands industry. Both Cleaner-7 and Cleaner -12 were specifically developed for the removal of used AlderoxTM ASA-12TM and AlderoxTM KR-7.

2.    BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the year ended June 30, 2003 were filed on October 15, 2003 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004.

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

In compliance with FAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the six months ended December 31, 2003, as follows ($ in thousands, except per share amounts). :

            Net loss - as reported                     $  (1,797)
            Stock-Based employee compensation
              expense included in reported net
              income, net of tax                               -

            Total stock-based employee
              compensation expense determined
              under fair-value-based method for all
              rewards, net of tax                            (57)
                                                         --------
            Pro forma net loss                        $   (1,854)
                                                         ========
            Earnings per share:

            Basic, as reported                             0.09
            Diluted, as reported                           0.09
            Basic, pro forma                               0.10
            Diluted, pro forma                             0.10


On April 30, 2003, the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS
133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS 149 does not have a material effect on the earnings or financial position of the Company.

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

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

5.    NOTES PAYABLE - SHAREHOLDER

Notes Payable to various shareholders amounting to $130,495 bear an interest rate of 10%, unsecured and are payable on demand. Interest expense for the six months ended December 31, 2003 amounted to $22,462.


6.   CONVERTIBLE LOANS-SHAREHOLDERS

The Company has convertible loans outstanding at December 31, 2003 for the amounts received before June 30, 2003 totaling $65,104. The investor has an option to be paid in cash at six months including the interest at ten percent per annum or to convert the loan to restricted common stock at $0.40 and $0.45 per share.


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

8.   COMMITMENTS

The Company conducts its operations utilizing leased facilities and equipment under noncancelable operating lease agreements expiring at various dates through the year 2007. Future minimum lease commitments, excluding property taxes and insurance, are approximately as follows:

         Period ending December 31, 2003,

2004                  $ 77,321
2005                    69,683
2006                    56,866
2007                    31,535
                      ---------
Total                 $235,405
                     ==========

Rent expenses for all leased facilities and equipment were $25,869 and $44,747 for the period ended December 31, 2003 and 2002, respectively.

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

10.    MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

As the result of an agreement with North American Systems (NAS) to act as the sole distributor in selected territories and manufacturer of the company's only selling products ASA-12, KR-7, TSR and cleaners. 51% of the sales were to NAS. Accounts receivable from this customer amounted to $23,420 at December 31, 2003. 39% of total sales were to two other major customers during the six month period ending December 31, 2003. The Company did not have any receivables from these customers at December 31, 2003.

11.   RELATED PARTY TRANSACTIONS

Certain of the Company's major shareholders have loaned money to the Company at various times. These loans bear interest at ten percent (10%) per annum. The Company issued 1,516,131 shares of common stock for settlement of debt amounting to $609,230, resulting in a loss of $577,724.

The Company has 25,000 shares to be issued for settlement of debts of $10,000 amounting to $17,500 resulting in a loss of $7,500.

12.      STOCKHOLDERS' EQUITY

Common Stock:

During the period ended December 31, 2003, the Company issued 1,516,794 shares of common stock for cash amounting $606,717, of which $71,167 was received in the prior period.

During the period ended December 31, 2003, the Company issued 1,516,131 shares of common stock for settlement of debt amounting to $609,230, resulting in a loss of $577,724.

During the period ended December 31, 2003, the Company issued 84,359 shares of common stock for conversion of accrued interest amounting to $34,077.

During the period ended December 31, 2003, the Company issued 640,675 shares of common stock for services amounting to $486,913.

Shares to be issued:

The Company received cash of $443,400 for 1,016,000 shares to be issued during the period ended December 31, 2003.

The Company has 25,000 shares to be issued for settlement of debts of $10,000 amounting $17,500 resulting a loss of$7,500.

Stock Options:

During the period ended December 31, 2003, the Company granted 150,000 of stock options to employees.


13.     SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid income taxes of $0 and interest of $18,179 during the period ended December 31, 2003. The Company paid income taxes of $0 and interest of $10,900 during the period ended December 31, 2002.

Supplemental disclosure of non-cash investing and financing activities:

The cash flow statements do not include the following non-cash investing and financing activities:

During the period ended December 31, 2003, the Company issued 1,516,131 shares of common stock for settlement of debt amounting to $609,230, resulting in a loss of $577,724.

During the period ended December 31, 2003, the Company issued 84,359 shares of common stock for conversion of accrued interest amounting to $34,077.

During the period ended December 31, 2003, the Company issued 640,675 shares of common stock for services amounting to $486,913.

The Company has 25,000 shares to be issued for settlement of debts of $10,000 amounting to $17,500 resulting a loss of $7,500.


14.     GAIN (LOSS) ON SETTLEMENT OF DEBTS

During the period ended December 31, 2003, the Company issued 1,516,131 shares for settlement of debt amounting to $609,230, resulting in a loss of $577,724,

During the period ended December 31, 2003, the Company also committed to issue 25,000 shares of common stock classified as 'Shares to be issued', which resulted in a loss of $7,500.

15.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2003, the Company had incurred cumulative losses of $10,367,021 including net losses of $1,797,272 and $605,301 for the period ended December 31, 2003 and 2002. The Company had negative working capital of $35,838 at December 31, 2003. The continuing losses have adversely affected the liquidity of the Company.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended December 31, 2003, towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses (iii) management of accounts payable and (iv) evaluation of its distribution and marketing methods.

16.   DISPOSAL OF MAJOR ASSETS

During the period ended December 31, 2003, the Company appointed North American Systems (NAS) as the sole distributor of the Company's products ASA-12, KR-7, TSR and cleaners. On August 1, 2003 the Company sold all the assets in Salt Lake City to NAS. The assets transferred had a carrying value of $111,834. The Company recorded $71,355 as a receivable from NAS and offset the remaining balance of $40,479 against outstanding debts to NAS.

17.   OTHER RECEIVABLES

The other receivables include an amount of $486,665 due from North American Systems Inc. (NAS), the sole United States distributor of the Company's AlderoxTM line of products, working in Salt Lake City (SLC) under a revolving loan agreement. The receivable is against the sale of all the assets of the Company in SLC as well as other amounts transferred to the distributor at various times during the period according to the agreement with NAS. Part of the agreement with NAS requires that the Company will provide loan to NAS to be used towards meeting the working capital requirements until such time when NAS is able to start paying the amount owed to the Company through sale of the AlderoxTM line of products. The receivable bears interest at the rate of 10% per annum. The agreement terminates October 14, 2005.

Item 2.  Management's Discussion and Analysis

Our primary business is production and sale of AlderoxTM ASA-12TM, AlderoxTM KR-7TM, TSR-TM, applicator systems and development name products AlderoxTM cleaner-12 and AlderoxTM Cleaner-7. ASA-12TM is an asphalt release agent that was developed by the Company in response to the industry's need for an effective, economical and environmentally friendly product. KR-7TM is a concrete release agent that was also developed by the company in response to industry's need for an effective, economical and environmentally friendly product. AlderoxTM TSR-TM was specifically designed as a non-stick agent for use in the tar sands industry. Both Cleaner-7 and Cleaner -12 were specifically developed for the removal of used AlderoxTM ASA-12TM and AlderoxTM KR-7.

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

Three Month Statement of Operations:

The Company has incurred losses of $906,406 for the three months ended December 31, 2003 as compared to a net loss of $337,612 for the three months ended December 31, 2002. These are primarily non cash losses. The Company issued 1,516,131 Shares for settlement of debt amounting to $609,230, resulting in a loss of $577,724. They also committed to issue 25,000 shares classified as "shares to be issued", which resulted in a non cash loss of $7,500.

The Cost of goods sold represents seventy-seven percent (77%) of net revenue for the three months ending December 31, 2003. The cost of sales for the three months ending December 31, 2002 was ninety-five percent (95%) of net revenue. Revenues for both of the three periods were derived from the sales of the AlderoxTM line of products.

Operating expenses consist primarily of general and administrative expenses. For the three months ended December 31, 2003 operating expenses totaled $907,887 as compared to $340,585 for the three months ended December 31, 2002. The increase in general and administrative expenses is mainly due to consulting fees.

During the three months ended December 31, 2003 the Company recognized a $76,800 loss on the settlement of debts. Interest expense decreased during the three months ended December 31, 2003 by $2,394 over the same period in 2002.

Liquidity and Capital Resources

As of December 31, 2003 the Company had cash and cash equivalents of $23,422 as compared to cash and cash equivalents of $495 as of December 31, 2002. At December 31, 2003, the Company had a working capital deficit (total current liabilities in excess of total current assets) of $35,838 as compared to a working capital deficit of $409,557 as of December 31, 2002.

The principal use of cash for the three months ended December 31, 2003 and 2002 was to fund the net loss from operations. Cash received as proceeds of notes payables decreased by $200,722 during the three months ended December 31, 2003 over the same three month period ended December 31, 2002.

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

Item 3.  Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of this evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II --- OTHER INFORMATION


Item 1.  Legal Proceedings.

Nothing to Report

Item 2.  Changes in Securities.

Nothing to Report

Item 3. Defaults Upon Senior Securities.

Nothing to Report

Item 4.  Submission of Matters to a Vote of Security Holders.

Nothing to Report

Item 5.  Other Information.

Nothing to Report

Item 6.  Exhibits and Reports on Form 8-K.

Exhibit No.
-------------
31.1 Certification of Chief Executive Officer pursuant to Rule 13A-14 of the Securities
        Exchange Act of 1934.

31.2   Certification of Chief Financial Officer pursuant to Rule
       13A-14 of the Securities Exchange Act of 1934

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Form 8-K:
--------
NONE


SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Los Angeles, State of California, on the 20th day of February 2003.


RECLAMATION CONSULTING AND APPLICATIONS, INC.

Date: February 20, 2003

/s/ Gordon W. Davies
 ---------------------
Gordon W. Davies,
President