Form 10QSB/A
period 2003-12-31
RECLAIMATION CONSULTING & APPLICATIONS INC
filed 2004-02-23
CIK 1100091

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
                                  (Unaudited)




                                               Three Months                  Six Months
                                             Ended December 31,          Ended December 31,

                                             2003           2002           2003        3002
                                          ----------      ----------    ---------    --------
Net revenue                              $    6,418     $    56,008   $    45,530   $ 118,577
Cost of revenue                               4,937          53,035        32,067     106,262
                                          ----------      ----------    ---------    --------
Gross Profit                                  1,481           2,973        13,463      12,315
Total operating expenses                    907,887         340,585     1,171,829     949,757
                                          ----------      ----------    ---------    --------
Loss from operations                       (906,406)       (337,612)   (1,158,366)   (937,442)

Non-operating income (expense):
   Interest expense                         (18,489)        (20,883)      (30,190)    (40,164)
   Gain (loss) on Settlement of debts       (76,800)         31,873      (585,224)    373,105
     Loss on disposal of asset                    -               -       (22,692)          -
                                          ----------       ----------    ---------   --------
    Total non-operating income (expense)    (95,289)         10,990      (638,106)    332,941

Loss before income tax                   (1,001,695)       (326,622)   (1,796,472)   (604,501)
Provision for income tax                          -               -           800         800
                                          ----------       ----------   ----------   ---------
Net loss                                $(1,001,695)     $ (326,622)  $(1,797,272) $ (605,301)
                                          ==========       ==========  ===========   =========
Basic and diluted weighted
  average shares outstanding*             20,973,818       17,263,986  19,929,281  15,502,136
                                          ==========      ===========  ==========  ==========
Basic and diluted net
  loss per share                         $    (0.05)      $    (0.02) $     (0.09) $   (0.04)
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

Presently, the Company's primary business is production and sale of AlderoxTM ASA-12TM, KR-7TM, TSR-TM, applicator systems and development name products AlderoxTM cleaner-12 and AlderoxTM Cleaner-7. ASA-12TM is an asphalt release agent that was developed by the Company in response to the industry's need for an effective, economical and environmentally friendly product. KR-7TM is a concrete release agent that was also developed by the company in response to industry's need for an effective, economical and environmentally friendly product. AlderoxTM TSR-TM was specifically designed as a non-stick agent for use in the tar sands industry. Both Cleaner-7 and Cleaner-12 were specifically developed for the removal of used AlderoxTM ASA-12TM and AlderoxTM KR-7.

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

Exhibit No.
-------------
31.1 Certification of Chief Executive Officer pursuant to Rule 13A-14 of the Securities
        Exchange Act of 1934.

31.2   Certification of Chief Financial Officer pursuant to Rule
       13A-14 of the Securities Exchange Act of 1934

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Form 8-K:
--------
NONE


SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Los Angeles, State of California, on the 23rd day of February 2003.


RECLAMATION CONSULTING AND APPLICATIONS, INC.

Date: February 23, 2003

/s/ Gordon W. Davies
 ---------------------
Gordon W. Davies,
President