Form 10QSB
period 2004-03-31
RECLAIMATION CONSULTING & APPLICATIONS INC
filed 2004-05-18
CIK 1100091

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended:  MARCH 31, 2004


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

                                   58-2222646
                       (IRS Employer Identification No.)


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

                              Yes [X]         No [ ]


As of March 31, 2004, Reclamation Consulting and Applications, Inc. had 24,390,168 shares of Common Stock Outstanding.


Transitional Small Business Disclosure Format (check one):

                              Yes [ ]         No [X]
========================================================================

                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
             (Formerly known as Recycling Centers of America, Inc.)

                               TABLE OF CONTENTS

                             Report on Form 10-QSB
                               For quarter ended
                                 March 31, 2004



PART 1  FINANCIAL INFORMATION                                            PAGE

ITEM1.     Financial Statements

            Balance Sheet at March 31, 2004 (Unaudited).................. F-1

            Statements of Operations for the Three and nine
            Month Periods ended March 31, 2004 and 2003 (Unaudited)...... F-2

            Statements of Cash Flows for the Nine Month Periods ended
            December 31, 2004 and 2003 (Unaudited)....................... F-3

            Notes to the Consolidated Financial Statements............... F-4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS........................................  2

ITEM 3.  CONTROLS AND PROCEDURES...........................................3

PART II OTHER INFORMATION..................................................4

ITEM 1. LEGAL PROCEEDINGS..................................................4

ITEM 2. CHANGES IN SECURITIES..............................................4

ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................................4

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS..................4

ITEM 5. OTHER INFORMATION..................................................4

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................5

SIGNATURES.................................................................6
============================================================================


Item 1.  Financial Statements


                RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                                 BALANCE SHEET
                               MARCH 31, 2004
                                  (Unaudited)


                                     ASSETS

CURRENT ASSETS:

   Cash and Cash equivalents                                       $      300
   Accounts receivable                                                139,900
   Inventory                                                           61,791
   Prepaid expense                                                      4,680
   Employee receivables                                                14,305
   Interest receivables                                                29,119
   Other receivables                                                    3,139
   Deposits                                                               380
                                                                      -------
      Total current assets                                            253,614

PROPERTY AND EQUIPMENT, net                                            13,261

NON CURRENT ASSETS:
   Note receivable                                                    648,286
                                                                      -------
     Total Assets                                                  $  915,161
                                                                      ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                                 $ 128,355
   Accrued expenses                                                   369,897
   Note payable - shareholder                                         125,213
   Convertible current loans - shareholders                            65,104
                                                                     --------
      Total current liabilities                                       688,569

Long Term Liabilities

   Convertible Debentures                                              55,850
                                                                     --------
      Total liabilities                                               744,419
                                                                     --------
STOCKHOLDERS' DEFICIT
   Common stock, $.01 par value;
     Authorized shares 75,000,000,
     24,390,168 shares issued and outstanding                         243,523
   Additional paid in capital                                      10,433,993
   Treasury stock                                                    (15,000)
   Shares to be issued                                                96,400
   Accumulated deficit                                           (10,588,174)
                                                                     --------
       Total stockholders' deficit                                   170,742
                                                                     --------
                                                                  $  915,161
                                                                     ========

The accompanying notes are an integral part of these financial statements.

                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                            STATEMENTS OF OPERATIONS
    FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003
                                  (Unaudited)




                                            Three month periods          Nine month periods
                                              ended March 31,              ended March 31,
                                           -------------------------------------------------
                                             2004           2003           2004        2003
                                          ----------      ----------    ---------    --------
Net revenue                              $  116,481     $    96,057   $   162,011   $ 214,634
Cost of revenue                              55,226          27,111        87,293     133,373
                                          ----------      ----------    ---------    --------
Gross Profit                                 61,255          68,946        74,718      81,261
Total operating expenses                    180,638         408,310     1,352,467   1,358,067
                                          ----------      ----------    ---------    --------
Loss from operations                       (119,383)       (339,364)   (1,277,749) (1,276,806)

Non-operating income (expense):
   Interest income                           29,166               -        29,166           -
   Interest expense                          (2,936)        (14,505)      (33,126)    (54,669)
   Gain (loss) on Settlement of debts             -          11,819      (585,224)    384,924
   Litigation settlement                   (128,000)              -      (128,000)          -
   Loss on Disposal of asset                      -               -       (22,692)          -
                                          ----------       ----------    ---------   --------
Loss before income tax                     (221,153)       (342,050)   (2,017,625)   (946,551)
Provision for income tax                          -               -           800         800
                                          ----------       ----------   ----------   ---------
Net loss                                $  (221,153)     $ (342,050)  $(2,017,625) $ (947,351)
                                          ==========       ==========  ===========   =========
Basic and diluted weighted
  average shares outstanding*             23,426,637      17,622,282   22,677,919  16,198,666
                                          ==========      ===========  ==========  ==========
Basic and diluted net
  loss per share                         $    (0.01)      $    (0.02) $     (0.09) $   (0.06)
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


                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                            STATEMENTS OF CASH FLOWS
    FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003
                                  (Unaudited)




                                                                  2004          2003
                                                                 -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                  $(2,018,425)    $(947,351)
   Adjustments to reconcile net Loss to net cash
     used in operating activities:
        Depreciation and amortization                              4,110        23,154
        Issuance of shares for services and compensation         518,413       338,244
        Gain (Loss)on settlement of debts                        585,224      (384,924)
        Loss on disposal of fixed assets                          22,692             -
        (Increase)/decrease in current assets:
           Accounts receivable                                  (112,780)       45,234
           Inventory                                              36,908      (127,509)
           Prepaid expenses                                        4,931             -
           Employee advances                                       1,790             -
           Interest receivable                                   (29,000)            -
           Note receivable                                      (561,577)            -
           Deposit                                                   630             -
           Other assets                                           (4,664)       (9,689)
        Increase/(decrease) in current liabilities:
            Accounts payable and accrued expenses                 70,181       218,053
            Customer deposit                                      10,638             -
                                                                  -------       -------
         Total adjustments                                       547,496       102,563
                                                                 -------       -------
     Net cash used in operating activities                    (1,470,929)     (884,788)
                                                                 -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES
            Acquisition of equipment                              (1,217)      (90,365)
                                                                 --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:

            Payments on note payable                            (195,707)      827,715
            Proceeds from issuance of convertable debenture            -        23,104
            Proceeds of note payable                             215,268       (47,656)
            Proceeds from loan                                    15,000             -
            Payment from loans                                   (10,000)            -
            Proceeds of shares to be issued                       78,900       120,315
            Proceeds from issuance of common stock             1,368,985        10,000
                                                                ---------      -------
     Net cash provided by financing activities                 1,472,446       933,478
                                                               ---------       -------

NET INCRASE/(DECREASE) IN CASH & CASH EQUIVALENTS                    300        (1,675)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                             0         1,675
                                                               ---------       -------
CASH & CASH EQUIVALENTS, ENDING BALANCE                        $     300     $       0
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

Presently, the Company's primary business is production and sale of AlderoxTM ASA-12TM, KR-7TM, TSR-TM, applicator systems and development name products AlderoxTM cleaner-12 and AlderoxTM Cleaner-7. ASA-12TM is an asphalt release agent that was developed by the Company in response to the industry's need for an effective, economical and environmentally friendly product. KR-7TM is a concrete release agent that was also developed by the company in response to industry's need for an effective, economical and environmentally friendly product. AlderoxTM TSR-TM was specifically designed as a non-stick agent for use in the tar sands industry. Both Cleaner-7 and Cleaner -12 were designed for use with AlderoxTM ASA-12TM and KR-7TM.


2.    BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the year ended June 30, 2003 were filed on October 15, 2003 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004.

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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the nine months ended March 31, 2004, as follows ($ in thousands, except per share amounts). :


            Net loss - as reported              $      (2,018)
            Stock-Based employee compensation
              expense included in reported net
              income, net of tax                           -

            Total stock-based employee
              compensation expense determined
              under fair-value-based method for
              all rewards, net of tax                    (57)
                                                    -------------
            Pro forma net loss                  $      (2,075)
                                                      ========
            Earnings per share:

            Basic, as reported                          (0.09)
            Diluted, as reported                        (0.09)
            Basic, pro forma                            (0.09)
            Diluted, pro forma                          (0.09)

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

5.   NOTE RECEIVABLES

The note receivables include an amount of $669,447 due from North American Systems Inc. (NAS), the sole United States distributor of the Company's line of AlderoxTM products, working in Salt Lake City (SLC) under a revolving loan agreement. The receivable is against the sale of all the assets of the Company in SLC as well as other amounts transferred to the distributor at various times during the period according to the agreement with NAS and is secured by assets of NAS. Part of the agreement with NAS requires that the Company will provide loans to NAS to be used towards meeting the working capital requirements until such time when NAS is able to start paying the amount owed to the Company through sale of the Company's line of AlderoxTM products. The receivable bears interest at the rate of 10% per annum. The agreement terminates October 14, 2005.

NSA also owes $138,040 in account receivable to the Company.

6.    NOTES PAYABLE - SHAREHOLDER

Note Payable to various shareholders amounting $125,212 bear an interest rate of 10 %, unsecured and are payable on demand. Interest expense for the nine-months ended March 31, 2004 and 2003 amounted to $2,936 and $14,505, respectively.

7.   CONVERTIBLE LOANS-SHAREHOLDERS

The Company has convertible loans outstanding at March 31, 2004 for the amounts received before June 30, 2003 totaling $65,104. The investor has an option to be paid in cash at 6 months including the interest at ten percent (10%) per annum or to convert the loan to restricted common stock at $0.40 per share.

8.   CONVERTILBE DEBENTURES

The Company through a 506 D Securities Offerings solicited investment funds. The Convertible Debentures bear interest at ten percent (10%) per annum payable annually and are convertible into restricted common shares of the Company at $0.40 per share. The Company has the right to change the conversion price of the debentures. The Debentures are unsecured and are due and payable by December 31, 2005 and amounted $55,850 at March 31, 2004.

9.   COMMITMENTS

The Company conducts its operations utilizing leased facilities and equipment under noncancellable operating lease agreements expiring at various dates through the year 2007. Future minimum lease commitments, excluding property taxes and insurance, are approximately as follows:

                    Period ending
                     March 31,
                -----------------
                2005   $    75,408
                2006        66,480
                2007        50,535
                2008        23,653
                --------------------
                Total   $  216,076
                        ===========

Rent expenses for all leased facilities and equipment were $41,355 and $84,570 for the period ended March 31, 2004 and 2003, respectively.

The commitments include the rentals of facilities in Salt Lake City, which are being used by the Company's distributor. The rent is being paid by company and charged to the distributor's account.

10.   NET LOSS PER SHARE

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

11.    MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

As the result of an agreement with North American Systems (NAS) to act as the sole distributor in selected territories and manufacturer of the company's only selling products ASA-12, 85% of the sales was to NAS. Accounts receivable from this customer amounted to $138,040 at March 31, 2004. The Company did not have significant sales or receivable from this customer at March 31, 2003.


12.   LITIGATION SETTLEMENT

The Company settled a lawsuit with two former employees during the three month period ended March 31, 2004. The former employees had alleged that the Company and its officer were liable to them for losses suffered by the former employees due to breach of employment contract.

Per the settlement agreement, the Company agreed to pay to the former employees in a total amount of $128,000 in exchange of 200,000 shars of the Company's common stock. The payments will be paid in combined monthly installment of $14,333. Per the settlement agreement, Tthese settlements shall pay off before December 31, 2004. The Company has recorded $128,000 as accrued expense in the accompanying financial statements.

13.  STOCKHOLDERS' EQUITY

Common Stock:

For the six month period ended December 31, 2003, the Company has the issuance of shares as per follows:

During the period ended December 31, 2003, the Company issued 1,516,794 shares of common stock for cash amounting $606,717, of which $71,167 which was received in the prior period.

During the period ended December 31, 2003, the Company issued 1,516,131 shares of common stock for settlement of debt amounting $609,230, resulting in a loss of $577,724.

During the period ended December 31, 2003, the Company issued 84,359 shares of common stock for conversion of accrued interest amounting $34,077.

During the period ended December 31, 2003, the Company issued 640,675 shares of common stock for services amounting $486,913.

For the three month period ended March 31, 2004, the Company has the issuance of shares as per follows:

During the period ended March 31, 2004, the Company issued 1,844,650 shares of common stock for cash amounting $821,450 of which $231,000 was received in the prior period.

During the period ended March 31, 2004, the Company issued 30,000 shares of common stock for debt settlement amounting to $12,000, agreed in the prior period.

During the period ended March 31, 2004, the Company issued 50,000 shares of common stock for services amounting $31,500 which was awarded in the prior period.

Shares to be issued:

For the six month period ended December 31, 2003, the Company has the issuance of shares as per follows:

The Company received cash of $443,400 for 1,016,000 shares to be issued during the period ended December 31, 2003.

The Company has 25,000 shares to be issued for settlement of debts of $10,000 amounting $17,500 resulting a loss of $7,500.

For the nine month period ended March 31, 2004, the Company has the issuance of shares as per follows:

As on March 31, 2004, the Company has 10,000 shares to be issued for service rendered by a consultant amounting to $5,000.

The total shares to be issued as of March 31, 2004 are 96,400 shares which amounted to $112,000 of which 73,400 shares were carried forward from prior period.

Stock Options:

For the nine month period ended March 31, 2004, the Company granted 150,000 of stock options to employees for compensation.

14.     SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid income tax $800 for each nine month period ended March 31, 2004 and 2003. Interest expenses of $2,936 and $12,400 was paid during the three month period ended March 31, 2004 and 2003, respectively.

Supplemental disclosure of non-cash investing and financing activities:

The cash flow statements do not include following non-cash investing and financing activities:

The Company issued 690,675 and 778,125 shares of common stock for services during the period ended March 31, 2004 and 2003, respectively, for services amounting $518,413 and $338,244, respectively.

The Company cancelled 0 shares and 150,000 shares of common stock for the period ended March 31, 2004 and 2003, respectively.

For the period ended March 31, 2004 and 2003, the Company converted $0 and $499,092 note, respectively, plus interest of $6,500 into 1,253,369 shares of common stock amounting $351,616.

For the period ended March 31, 2004, and 2003 the Company converted $0 and $194,000 of convertible debenture and $80,000 of convertible note and interest of $5,522 to 698,805 shares of common stock amounting $202,653.

For the period ended March 31, 2004 and 2003, the Company issued 1,546,131 shares and 0 shares, respectively, of common stock for settlement of debt amounting $621,230, resulting in a loss of $585,224.

For the period ended March 31, 2004, and 2003, the Company issued 84,359 shares and 0 shares, respectively, of common stock for conversion of accrued interest amounting $34,077 and $0, respectively.

15.   RELATED PARTY TRANSACTIONS

Certain of the Company's major shareholders have loaned money to the Company at various times. These loans bear interest at ten percent (10%) per annum. The Company issued 1,546,131 shares of common stock valued at $1,206,454 for settlement of debt amounting $621,230, resulting in a loss of $585,224 in the nine month period ended March 31, 2004.

16. GAIN (LOSS) ON SETTLEMENT OF DEBTS

During the period ended March 31, 2003, the Company was released from its liability to pay for the note of $199,075 from the creditor after a payment of $44,996 to transfer the equipment. The Company recorded extinguishments of debt as gain of $154,079 in the period ended March 31, 2003.

The Company converted notes of $499,092 and interest payable amount of $6,500 into 1,253,369 shares of common stock valued at $351,616. The gain on this conversion amounting $153,976 was recorded in the period ended March 31, 2003.

During the period ended March 31, 2003, the Company converted $194,000 of convertible debenture and $80,000 of convertible note and interest of $5,522 to 698,805 shares of common stock amounting $202,653. The gain on this conversion amounted to $76,869.

For the period ended March 31, 2004 and 2003, the Company issued 1,546,131 shares and 0 shares, respectively, of common stock for settlement of debt amounting $621,230, resulting in a loss of $585,224.

17.   DISPOSAL OF MAJOR ASSETS

During the period ended December 31, 2003, the Company appointed North American Systems (NAS) as the sole distributor of Company's product ASA-12.
On August 1, 2003 the Company sold all the assets in Salt Lake City to NAS. The assets transferred had a carrying value of $111,834. The Company recorded $71,355 as a receivable from NAS and offset the remaining balance of $40,479 against outstanding debts to NAS.


During the period ended December 31, 2003, the Company appointed North American Systems (NAS) as the sole distributor of Company's line of AlderoxTM products. On August 1, 2003 the Company sold all the assets in Salt Lake City to NAS. The assets transferred had a carrying value of $111,834. The Company recorded $71,355 as a receivable from NAS and offset the remaining balance of $40,479 against outstanding debts to NAS.

18.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2004, the Company had incurred cumulative losses of $10,588,174 including net losses of $2,018,425 for the period ended March 31, 2004. The Company had negative working capital of $434,969 at March 31, 2004. The continuing losses have adversely affected the liquidity of the Company.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended March 31, 2004, towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses
(iii) management of accounts payable and (iv) evaluation of its distribution and marketing methods.

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

As of August 1, 2003, the Company has entered into an agreement with North American Systems, Inc. (NAS) making NAS the sole United States distributor of the AlderoxTM line of products. As part of the agreement, NAS has taken over the Company's Salt Lake City, Utah office. Additionally, NAS has taken over all the operating expenses related to the Salt Lake City operation. NAS is carrying forward the efforts of the Company to produce sales nationally. The Company has developed an applicator system at the request of one of these customers to further assist with cost savings and to reduce potential liability created by manually applying AlderoxTM ASA-12TM to the truck beds. NAS has also taken over the sale of this applicator system.

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

On November 25, 2003 the Company entered into an agreement with Cooperative Holdings Corporation, a Delaware corporation, for the exclusive distribution of AlderoxTM ASA-12TM and KR-7TM within the territory of Puerto Rico, U.S. and British Virgin Islands, Bahamas, Jamaica, Bermuda, and other nations commonly referred to as Caribbean countries.

One December 5, 2003 the Company entered into an agreement with Bob Wolfe Investments, Limited. a company organized under the laws of Alberta, Canada operating as "Canadian Release Agents, Inc." for the exclusive distribution of AlderoxTM ASA-12TM, KR-7TM and TSR-TM within the territory of Canada.

On or about March 30, 2004 the Company entered into an Exclusive Distributorship Agreement with Topia Energy, Inc. whereas the Company obtained the exclusive right to distribute Topia Energy, Inc's BioDiesel fuel, BioDiesel Additives, and other BioDiesel related products in the Commercial Marine Industry and other industries first identified by the Company. There are no geographical limits on the Company's exclusivity.

Three Month Statement of Operations:

The Company has incurred losses of $119,383 for the three months ended March 31, 2004 as compared to a net loss of $339,364 for the three months ended March 31, 2003. These are primarily cash losses.

The Cost of goods sold represents forty-seven percent (47%) of net revenue for the three months ending March 31, 2004. The cost of sales for the three months ending March 31, 2003 was twenty-eight percent (28%) of net revenue. Revenues for both of the three periods were derived from the sales of the AlderoxTM line of products.

Operating expenses consist primarily of general and administrative expenses. For the three months ended March 31, 2004 operating expenses totaled $180,368 as compared to $408,310 for the three months ended March 31, 2003.


During the three months ended March 31, 2004 the Company recognized a $0 loss on the settlement of debts. Interest expense decreased during the three months ended March 31, 2004 by $11,569 over the same period in 2003.

Liquidity and Capital Resources

As of March 31, 2004 the Company had cash and cash equivalents of $300 as compared to cash and cash equivalents of $0 as of March 31, 2003. At March 31, 2004, the Company had a working capital deficit (total current liabilities in excess of total current assets) of $434,955 as compared to a working capital deficit of $746,675 as of March 31, 2003.

The principal use of cash for the three months ended March 31, 2004 and 2003 was to fund the net loss from operations. Cash received as proceeds of notes payables was $24,567 during the three months ended March 31, 2004 as compared to the same three month period ended March 31, 2003, it was $780,059.

The management of the Company is endeavoring to cover operating expenses in excess of revenues of the Company until adequate sales are generated, through private sale of additional shares. There is no assurance of success in such placement. Management projects that the Company may become profitable and begin to generate sufficient cash flow to meet its monthly operating expenses sometime during the forth quarter of the current fiscal year, but cannot guarantee this result.

ITEM 3.  Controls And Procedures

a) Within 90 days prior to the filing date of this report, with the participation of the Company's management, the Company's President and Chief Executive Officer and Vice President - Finance and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the President and Chief Executive Officer and Vice President - Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Commission's rules and procedures.

(b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

Code of Ethics:

We intend to adopt a code of ethics in 2004 that applies to our principle executive officer, principal financial officer, principle accounting officer or controller, other persons performing similar functions. We intend to post the text of our code of ethics on our website in connection with our "Investor Relations" materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principle executive officer principal financial officer, principle accounting officer or controller, other persons performing similar functions (2) the nature of any wavier, including an implicit wavier, from a provision of our code of ethics that is granted to one of these specific officers, the name of such person who is granted the waiver and the date of the waiver on our web site in the future.

We do not currently have a code of ethics as this is a new regulatory requirement and we are examining the various form and contents of other companies written code of ethics, discussing the merits and meaning of a code of ethics to determine the best form for our Company.


PART II --- OTHER INFORMATION


Item 1.  Legal Proceedings.

RE:     DISCLOSURE OF LEGAL PROCEEDINGS

On February 5, 2004, Jamie K.A. Williams filed a Complaint against Reclamation Consulting And Applications, Inc., alleging causes of action for breach of contract, breach of the implied covenant of good faith and fair dealing, common counts and fraud, in the Superior Count of California, County of Orange. (Case No. 04CC02795) On April 15, 2004, Reclamation Consulting And Applications, Inc. filed its' Answer to the Complaint and asserting thirty-one affirmative defenses. On April 15, 2004, Reclamation Consulting And Applications, Inc., filed its' Cross-Complaint against Jamie K. A. Williams, alleging causes of action for breach of contract, negligence, international misrepresentation, rescission, and declaratory relief. Litigation is ongoing.

Item 2.  Changes in Securities.

Nothing to Report

Item 3. Defaults Upon Senior Securities.

Nothing to Report

Item 4.  Submission of Matters to a Vote of Security Holders.

Nothing to Report

Item 5.  Other Information.

Nothing to Report

Item 6.  Exhibits and Reports on Form 8-K.

i) Exhibits:
----------------
31.1  Rule 13a-14(a) Certification of Chief Executive Officer

31.2  Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1  Certification Pursuant to 18 U.S.C. Section 1350 Chief Executive Officer

32.2  Certification Pursuant to 18 U.S.C. Section 1350 Chief Financial Officer.


ii) Report on Form 8-K:
-------------------------
On July 8, 2002, Reclamation Consulting and Applications, Inc. appointed new independent accountants. File No. 000-29881 and Accession Number
0001091818-02-000345, are incorporated herein by reference.




SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Los Angeles, State of California, on the 18th day of may 2004.

RECLAMATION CONSULTING AND APPLICATIONS, INC.

Date: May 18, 2004

/s/ Gordon W. Davies
 ---------------------
Gordon W. Davies,
President