Form 10KSB
period 2004-06-30
RECLAIMATION CONSULTING & APPLICATIONS INC
filed 2004-10-01
CIK 1100091

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB

                                  June 30,2004
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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


Securities to be registered pursuant to Section 11(g) of the Act:
25,492,620 Common shares $0.01 Par Value

===============================================================================

             REDCLAMATION CONSULTING AND APPLICATIONS, INC.
             (Formerly known as Recycling Centers of America, Inc.)

                               TABLE OF CONTENTS

                             Report on Form 10-QSB
                                 For year ended
                                 June 30, 2004


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

ITEM 7  FINANCIAL STATEMENTS .................................F-3 - F-17

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

PART III .............................................................14

ITEM 9  MANAGEMENT OF THE COMPANY; COMPLIANCE WITH
                SECTION 16(a) ........................................14

ITEM 10 EXECUTIVE COMPENSATION .......................................15

ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND
                MANAGEMENT ...........................................17

ITEM 12 CERTAIN RELATION SHIPS AND RELATED TRANSACTIONS ..............18

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K .............................21

ITEM 14 CONTROLS AND PROCEDURES.......................................22

SIGNATURES ...........................................................22

PART I

ITEM 1: DESCRIPTION OF BUSINESS

I.      INTRODUCTION

Reclamation Consulting and Applications, Inc., a Colorado corporation (refered to herein as "We" or the "Company" or the "Registrant" specializes in the production and sales of the AlderoxTM line of products including Alderox TM ASA-12TM, DCR TM, KR-7 TM, TSR TM,and ASA Cleaners.

Reclamation Consulting and Applications, Inc. is a Colorado corporation, originally formed in 1976 under the name Vac-Tec Systems, Inc. and reorganized as a public shell corporation without significant assets in early 1997, after we ceased operations in the glass vacuum coating business.

II.     BUSINESS

Our primary business at this date is the production and sale of our AlderoxTM line of products including ASA-12TM, DCR TM, KR-7 TM, TSR TM, and ASA Cleaners. ASA-12TM is an asphalt release agent and DCR TM is a drag chain lubricant that were both developed by the Company in reponse to the asphalt industry's need for effective, economical and environmentally friendly products. KR7TM is a concrete release agent also developed by the Company in reponse to the this industry's same needs. TSRTM was specifically designed as an environmentally friendly product for the oil sands industry to reduce the build-up of clay, lime and mud on the undercarriages and sides of transport vehicles and equipment.

(a)     Products and Services

(i) AlderoxTM ASA-12TM, DCRTM, KR-7TM, TSRTM and ASA Cleaners. The Company manufactures, sells and services the AlderoxTM line of products throughout the United States through North American Systems, Inc. and throughout Canada by Canadian Release Agents, Inc. AlderoxTM ASA-12TM is a ready-to-use product that allows asphalt to slide easily from truck beds. AlderoxTM DCRTM is a ready-to-use lubricant used to reduce start-up amps and eliminates power spiking while ensuring that highely polymerized asphalt mixes do not build-up on drag chains or slats. AlderoxTM KR7TM is a ready-to-use product that allows concrete to easily release from concrete molds and forms.

(ii) We have obtained government approval for all of Canada for both AlderoxTM ASA-12TM and KR-7TM and have been approved as the national standard for both products, which now carry the Canadian Environmental Choice EcoLogo. We will be applying for national standard EcoLogo status for TSRTM and DCRTM in the future. We are not aware of any Canadian government approvals necessary for the sale of TSRTM, DCRTM, or ASA Cleaners. In the United States, we have obtained approval from the Connecticut, Utah, Georgia, Washington, Colorado and Oklahoma Departments of Transportation for government use of ASA-12TM within those States. There are no government approvals required for the sale of the AlderoxTM line of products in California, Florida, Hawaii, New Jersey, Pennsylvania, West Virginia, Arizona or Oregon. We have applied for approval of AlderoxTM ASA-12TM in Texas, New York, Nevada and Wyoming. The Company is currently in the process of applying for approvals within other States. We are not aware of any United States government approvals necessary prior to the sales of AlderoxTM KR7TM, DCRTM, or ASA Cleaners.

Management believes the advantages of the AlderoxTM line of products over its competitors are as follows:

-       100% biodegradable
-       Completely non-hazardous
-       Easily applied
-       Zero negative impact to equipment or asphalt/concrete
-       Exclusive filming technology

(iii) AlderoxTM ASA-12TM, DCRTM, KR7TM, TSRTM and ASA Cleaners were designed for use in the asphalt, concrete and oil sands industries. The products are manufactured by North American Systems, Inc. and the formulations are proprietary to Reclamation Consulting and Applications, Inc. We have applied for both national and international patents and are Patent Pending on both ASA-12TM and KR-7TM. At this time, the ingredients and formulas of all other AlderoxTM products are Proprietary Trade Secrets of the Company. North American Systems, Inc. is under agreement with Reclamation Consulting And Applications, Inc. for the manufacturing of all AlderoxTM products in the United States at their Salt Lake City, Utah manufacturing facility.

(b)     Marketing & Sales

Our marketing program includes the development of international markets and support of existing distributors, including North American Systems, Inc. throughout the United States and Canadian Release Agents, Inc. throughout Canada. This support includes;

the development of compliance data, sales materials, product demonstrations and sales leads. Compliance Data is performance data we generated from on-site pilot testing. This data specifically shows the characteristics of asphalt release from trucks prior to applying AlderoxTM ASA-12TM and after applying AlderoxTM ASA-12TM in comparison with other competitive products currently used by our potential customers. We utilize, and have under contract, North American Systems, Inc., nationwide for all marketing, sales, manufacturing and service of our AlderoxTM line of products. Reclamation Consulting & Applications, Inc is also under agreement with Canadian Release Agents, Inc. for the marketing, sales and service of our AlderoxTM line of products throughout Canada.

(c)     Competition

We compete with over 60 other companies who have competing products. Primarily, our competition are considerably smaller than RCAI and with less financial resources who operate on a strictly regional basis. However, there are some companies who are larger, with greater financial resources and larger organizations.

Competition in this industry focuses on price, quality, features, performance, specialization, expertise, reliabilty, technology, customer relationships, marketing, advertising, sales, publicity, distribution, serving particular market niches, and appealing to particiular consumers.

(d)     Raw Materials

Our products are produced by North American Systems, Inc. using 100% natural ingredients. The formulas used in our AlderoxTM line of products are proprietary and exculsive to the Company. One of the raw materials for the product is difficult to obtain. This raw material is purchased by the Company under contract from a sole service supplier.

(e)     Dependence on a Few Customers

There are 2 single customers who currently dominate our business. These customers are North American Systems, Inc., the sole distributor of our AlderoxTM line of products in the United States and Canadian Release Agents, Inc., the sole distributor of our AlderoxTM line of products in Canada.

(f)     Patents, Trademarks, Licenses, etc.

(i)     Trade Secrets, Patents and Trademarks

We have two (2) domestic Patents Pending, two (2) international Patents Pending, two (2) Trade Secrets and five (5) Trademarks. Our Patents Pending are for AlderoxTM ASA-12TM and ALderoxTM KR-7TM. Our Trade Secrets are for the ingredients and production methods of our proprietary products AlderoxTM DCRTM and TSRTM. Our Trademarks are AlderoxTM, KR7TM , ASA-12TM, DCRTM and TSRTM.

(g)     Government Regulation

There are certain government regulations through State aprovals for asphalt
release agents on a State by State basis.   Each State has their own approval
process, with some being more stringent than others. This process is designed to assure the States that the products that are approved meet certain environmental regulations. Our customers are responsible for compliance with these regulations and we have not assumed any responsibility for compliance as a provider of products to our customers. Not all of the individual States require approval. We are not aware of any government regulations that are required prior to product sale and use of concrete release agents such as AlderoxTM KR7TM, drag chain lubricants such as AlderoxTM DCRTM , non-stick undercoatings and coatings, such as AlderoxTM TSRTM or cleaners, such as our ASA Cleaners.

(h)     After Market Sales Responsibility

Reclamation Consulting and Applications, Inc. warrants to its customers that the AlderoxTM line of products will preform to their specifications.

(i)     Research and Development

The technology and products sold by us are in the early stages of market acceptance. As a result, in order to accomplish a sale, a customer will typically require a significant research and development effort, in the form of testing and trials. These costs are funded in part by us, and expensed as a sales expense.

In addition, management believes there may be additional undiscoverd applications for the AlderoxTM line of products. The Company is currently exploring additional markets.

(j)     Employees

We have four full-time employees, including three located in California, and one located in Connecticut.

ITEM 2.         DESCRIPTION OF PROPERTY

        We own no real property or personal property.

Facilities

        Our corporate offices are located at 23832 Rockfield Blvd., Suite 275, Lake Forest, CA 92630. We are under a three-year lease agreement for the 876 square feet offices ending April 2005 Our monthly lease payments are $1,919.

        North American Systems, Inc.'s manufacturing warehouse is located at 3558 South 900 West, Salt Lake City, UT 84104. We are under a five-year lease for this 12,020 square feet warehouse ending June 2007. Our monthly lease payments are $5289.70. Through our Distribution Agreement with North American Systems, Inc. and as long as NAS occupies the Salt Lake City warehouse, they will pay the monthly lease payment directly to the landlord while the agreement is in affect between RCAI and NAS.

ITEM 3.  LEGAL PROCEEDINGS

        A former employee sued the Company for a breach of contract claim arising from an employment agreement entered into between the ex-employee and the Company on April 7, 2003. The original complaint was filed on Feb. 5, 2004 and asserts the following causes of action: breach of contract, breach of covenant of good faith and fair dealing, and fraud. The plaintiff is demanding compensatory and punitive damages as well as attorneys' fees and costs.

The Company filed its Cross-Complaint on April 15, 2004 alleging breach of contract, negligence, intentional misrepresentation, rescission, and declaratory relief. An amended Cross-Complaint was filed July 6, 2004.

The amount of potential loss is $19,000 on the case. The company has accrued this amount in the accompanying financial statement.

The Company settled a lawsuit with two former employees during the year ended June 30, 2004. The former employees had alleged that the Company and its officer were liable to them for losses suffered by the former employees due to breach of employment contract. Per the settlement agreement, the Company agreed to pay to the former employees in a total amount of $128,000 in exchange of 200,000 shares of the Company's common stock. The payments will be paid in combined monthly installment of $14,333. Per the settlement agreement, these settlements shall pay off before December 31, 2004. The Company has recorded $128,000 as accrued expense in the accompanying financial statements. The Company has paid $71,109 through June 30, 2004.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY SHAREHOLDERS

                Nothing to report.

Part II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades over-the-counter on the Bulletin Board under the trading symbol "RCAA". The closing sales price as of Jun 30, 2004, was $0.38 per share.

Set forth below is the high and low bid information for the Company's Common Stock for each full quarterly period within the four most recent fiscal years.

                        High    Low     High    Low
Period                  Bid     Bid     Ask     Ask
---------------------  -----   -----   -----   -----
4th Quarter 2003/2004   0.50    0.33    0.55    0.39
3rd Quarter 2003/2004   0.73    0.44    0.77    0.47
2nd Quarter 2003/2004   0.82    0.60    0.85    0.62
1st Quarter 2003/2004   0.83    0.44    0.85    0.53

4th Quarter 2002/2003   0.80    0.30    0.85    0.35
3rd Quarter 2002/2003   0.36    0.13    0.45    0.19
2nd Quarter 2002/2003   0.40    0.12    0.50    0.17
1st Quarter 2002/2003   0.38    0.20    0.45    0.27

4th Quarter 2001/2002   0.30    0.22    0.49    0.35
3rd Quarter 2001/2002   0.55    0.28    0.83    0.55
2nd Quarter 2001/2002   0.42    0.36    0.55    0.43
1st Quarter 2001/2002   0.51    0.37    0.63    0.52

4th Quarter 2000/2001   1.03    0.50    1.56    1.06
3rd Quarter 2000/2001   1.4375  0.75    1.5625  1.00
2nd Quarter 2000/2001   0.58    0.27    0.79    0.35
1st Quarter 2000/2001   0.80    0.51    1.00    0.75





ITEM 6.         MANAGEMENT DISCUSSION AND ANALYSIS JUNE 30, 2004 AND 2003

Twelve Month Statement of Operations

The Company has incurred net losses for twelve months ended June 30, 2004 of $2,272,770 as compared to a net loss of $1,698,498 for the twelve months ended June 30, 2003. The losses for the twelve months ended June 30, 2004 and 2003 can be attributed in part to significant costs incurred in the introduction of the Company's AlderoxTM line of products to the marketplace. Management is optimistic that sales of its proprietary AlderoxTM line of products will continue to lead towards contracts which will begin to generate significant revenues to cover the Company's operating expenses.

The revenues for the twelve months ending June 30, 2003 are $261,235 and are from the sales of AlderoxTM products. The revenues from the twelve months ending June 30, 2004 are $289,218 and are from the sales of AlderoxTM products.

The Cost of Goods Sold represents sixty four percent (64%) as compared to one hundred thirteen percent (113%) of sales for the twelve months ending June 30, 2003. The Costs of Goods are not consistent between years as a result of the varying sources, which created sales revenues in each year.

Operating expenses consist primarily of general and administrative expenses. For the twelve months ended June 30, 2004 operating expenses totaled $1,774,600 as compared to $1,823,307 for the twelve months ended June 30, 2003. The decrease in operating expenses between the years of $48,707 can be primarily attributed to the Distribution and Manufacturing Agreements with North American Systems, Inc. Consulting fees of $0 were attributed to the cost of the raising of capital to finance operations.

Interest expense and other finance charges decreased from $106,454 for the twelve months ended June 30, 2003 to $45,622 for the twelve months ending June 30, 2004. The decrease between years can be attributed to the decrease in Notes payable between years 2003 and 2004.

Liquidity and Capital Resources

As of June 30, 2004 the Company had cash and cash equivalents of $1,043, as compared to cash and cash equivalents of $300 as of June 30, 2003. At June 30, 2004, the Company had a working capital deficiency (total current liabilities in excess of total current assets) of $193,375 as compared to a working capital deficit (total current liabilities in excess of total current assets) of $1,088,216 as of June 30, 2003.

The principal use of cash for the twelve months ended June 30, 2004 and 2003 was to fund North American Systems, Inc. The Company received capital of $1,796,433 in the twelve months ended June 30, 2004 from the private sale of common stock as compared to $279,967 in the twelve months ending June 30, 2003.

The management of the Company is endeavoring to cover operating expenses in excess of revenues of the Company until adequate sales are generated, through the private sale of additional shares, but there is no insurance of success in such placement. Management projects that the Company may become profitable and will begin to generate sufficient cash flow to meet its monthly operating expenses sometime during the first quarter of the current fiscal year, but cannot guarantee this result. The Company's monthly operating expenses currently average approximately $35,000.00 per month. In addition to the raising of capital through the Private Sale of shares, the Company has secured an operating line of credit from Canvasback Company Limited in the amount of
$650,000.00.   During the twelve months ending June 30, 2004, the Company raised
$15,000 in convertible notes payable.

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

Statement of Operations ...............................  F-4

Statements of Stockholders' Equity (Deficit) ..........  F-5

Statements of Cash Flows ..............................  F-6

Notes to the Financial Statements ................  F-7-F-16

===============================================================================


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Reclamation Consulting and Applications, Inc.

We have audited the accompanying balance sheet of Reclamation Consulting and Applications, Inc. (formerly, Recycling Centers of America, Inc.) as of June 30, 2004 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board ( United States) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reclamation Consulting and Applications, Inc. as of June 30, 2004, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $ 11,112,519 as of June 30, 2004. The Company incurred net losses of $ 2,542,770 and $ 1,698,498 for the years ended June 30, 2004 and 2003 respectively. These factors as discussed in
Note 15 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS
Fountain Valley, California
September 2, 2004

                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                                 BALANCE SHEET
                                 JUNE 30, 2004

                                     ASSETS

CURRENT ASSETS:
        Cash & cash equivalents                    $      1,043
        Accounts receivable                             262,844
        Notes recivable, net of allowance of
          doubtful debts of $ 270,000                   547,476
        Employee advances                                16,953
                                                      ----------
                Total current assets                    828,316

PROPERTY AND EQUIPMENT, net                              11,942
                                                      ----------
                                                    $   840,258
                                                      ==========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
        Accounts payable                            $   193,053
        Accrued expenses                                384,242
        Customer deposit                                  7,542
        Convertible loans                                50,104
                                                     -----------
                Total current liabilities               634,941

LONG TERM LIABILITIES:
        Note payable-related party                      121,763
        Convertible debentures                           55,850
                                                     -----------
                Total liabilities                       812,554

COMMITMENTS

STOCKHOLDERS' DEFICIT
        Common stock, $.01 par value;
          Authorized shares 75,000,000;
          25,492,620 shares issued and outstanding      254,926
        Additional paid in capital                   10,895,296
        Treasury stock                                  (15,000)
        Shares to be issued                               5,000
        Accumulated deficit                         (11,112,519)
                                                    ------------
               Total stockholders' equity                27,704
                                                    -------------
                                                   $    840,258

                                                    =============
The accompanying notes are an integral part of these financial statements.

                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                                   2004              2003
                                                ----------        ----------
Net revenue                                $     289,218     $     261,235

Cost of revenue                                  185,280           295,675
                                               -----------       -----------
Gross loss                                       103,938           (34,440)

Total operating expenses                       2,044,600         1,823,307
                                               -----------       -----------
Loss from operations                          (1,940,662)       (1,857,747)

Non-operating income (expense):
        Interest income                           46,284                 -
        Interest expense                         (45,622)         (106,454)
        Loss on Impairment of inventory             (583)         (127,034)
        Loss on disposal of asset                (22,692)                -
        Gain (loss) on settlement of debts      (578,695)           393,537
                                             -------------     -------------
    Total non-operating income (expense)        (601,308)           160,049

Loss before income tax                        (2,541,970)       (1,697,698)
                                             -------------     -------------
Provision for income tax                             800               800

Net loss                                     $(2,542,770)     $ (1,698,498)
                                             ==============    ==============
Basic and diluted weighted average
  shares outstanding                          21,968,260        16,602,590
                                             ==============    ==============
Basic and diluted net loss per share          $    (0.12)      $     (0.10)
                                             ==============    ==============


The accompanying notes are an integral part of these financial statements.

                  RECLAMATION CONSULTING AND APPLICATION, INC.
                    (FORMERLY, RECYCLING CENTERS OF AMERICA,
                 INC.) STATEMENTS OF STOCKHOLDERS' DEFICIT FOR
                     THE YEARS ENDED JUNE 30, 2004 AND 2003


                                                 Common stock                                                      Total
                                              --------------------    Additional                                stockholders'
                                              Number of                 paid in   Treasury Stock to Accumulated    equity
                                               shares    Amount         capital    stock   be issued  deficit    (deficit)



Balance at June 30, 2002                     12,211,523 $122,495  $5,011,575  $(15,000)  $1,050,594  $(6,871,251)  $ (701,587)

Issuance of shares for cash recived in the
 prior year                                     743,594    7,436     290,002        -      (297,438)          -             -

Issuance of shares for service recived in the
 prior year                                     153,125    1,531      42,875        -       (44,406)          -             -

Issuanve of shares for debt settlement        1,875,000   18,750     690,000        -      (708,750)          -             -

Issuance of shares on loan conversion         1,253,369   12,533     330,470        -             -           -       343.003

Issuance of shares for cash                   1,138,440   11,384     207,416        -             -           -       218,800

Issuance of shares for service                1,019,608   10,196     394,014        -             -           -       404,210

Issuance of shares for compensation            425,000     4,250     113,725        -             -           -       117,975

Conversion provision on debenture and notes          -      (379)    236,632        -             -           -       236,253

Cancellation of shares issued to founder      (150,000)   (1,500)      1,500        -             -           -             -

177,918 shares of common stock to be issued
  for cash received                                  -         -           -        -         71,167          -        71,167

Net loss for the year ended June 30, 2003            -         -           -        -             -    (1,698,498) (1,698,498)
                                            ----------- ---------- ---------  -----------   ---------- -----------   -------------
Balance at June 30, 2003                    18,669,659   $186,696 $7,318,209  $(15,000)       71,167  $(8,569,749) $(1,008,677)

Issuance of shares for cash recived in the
 prior year                                    127,918      1,279     49,888         -       (51,167)           -            -

Issuance of shares for service recived in the
 prior year                                     50,000        500     19,500         -       (20,000)           -            -

Issuanve of shares for debt settlement       1,546,131     15,461  1,176,493         -             -            -    1,191,954

Issuance of shares on loan conversion           41,432        414     26,917         -             -            -       27,331

Issuance of shares for cash                  4,279,805     42,798  1,753,635         -             -            -    1,796,433

Issuance of shares for service                 777,675      7,777    519,156         -             -            -      526,933

Option granted for services                          -          -     31,500         -             -            -       31,500

10,000 shares of common stock to be issued
  for service rendered                               -          -          -         -         5,000            -        5,000

Net loss for the year ended June 30, 2004            -          -          -         -             -   (2,542,770)  (2,542,770)
                                            ----------    ------- ----------     --------      -----  ------------  -----------
Balance at June 30, 2004                    25,492,620    254,926 10,895,296     (15,000)      5,000  (11,112,519)      27,704
                                            ==========    ======= ==========     ========      =====  ============      ======


The accompanying notes are an integral part of these financial statements.

                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                                           2004        2003
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                       $(2,542,770)  $(1,698,498)
        Adjustments to reconcile net loss to
          net cash used in operating activities:
                Depreciation and amortization                5,338        37,504
                Issuance of shares for services
                  and compensation                         526,933       522,185
                Shares to be issued for service              5,000             -
                Loss (gain) on settlement of debts         578,695      (393,537)
                Allowance for doubtful debts               270,000             -
                Impairment of inventory                        583       127,034
                Loss on disposal of asset                   22,692             -
                Option granted for compensation
                  and services                              31,500             -
                Debenture conversion provision                   -       236,253
                Shares to be issued for services                 -             -
                (Increase)/decrease in current assets:
                        Accounts receivable               (224,967)       34,185
                        Notes receivable                  (714,178)            -
                        Inventory                           98,116        11,186
                        Prepaid expenses                    11,476        (3,462)
                        Employee advances                   (6,523)      (10,430)
                        Other assets                         3,285        (3,285)
                Increase/(decrease) in current
                  Liabilities:
                     Accounts payable and accrued Expenses  93,672       142,020
                     Customer deposit                        7,542             -
                                                        -----------     ---------
                Total adjustments                          709,163       699,653
                                                        -----------     ---------
      Net cash used in operating activities             (1,833,607)     (998,845)
                                                        -----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of equipment                            (1,948)     (140,637)
                                                         ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
                Proceeds from convertible loans              15,000        90,604
                Repayment of convertible loans              (35,000)            -
                Proceeds from shareholder loans                   -       479,234
                Proceeds from other loans                    83,112       278,302
                Repayment of loans                          (23,246)           -
                Cash received for shares to be issued             -        71,167
                Common stock issuance for cash            1,796,433       218,800
                                                          ---------     ---------
     Net cash provided by financing activities            1,836,299     1,138,107
                                                          ---------     ---------
NET DECREASE IN CASH & CASH EQUIVALENTS                         743       (1,375)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                      300         1,675
                                                          ---------     ---------
CASH & CASH EQUIVALENTS, ENDING BALANCE              $        1,043           300
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

Presently, the Company's primary business is the production and sale of Alderox TM line of products including ASA-12TM, DCR TM, KR-7 TM, TSR TM, and ASA Cleaners. ASA-12 TM is an asphalt release agent, DCR TM is a drag chain lubricant. KR7TM is a concrete release agent and TSRTM was specifically designed for the oil sands industry.

During the period ended December 31, 2003, the Company appointed North American Systems (NAS) as the sole United States distributor of Company's AlderoxTM line of products.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

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

Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). Revenue is recognized when merchandise is shipped to a customer.

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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the year ended June 30, 2004 and 2003, as follows ($ in thousands, except per share amounts). :

                                                  Year ended June 30,
                                            2004                      2003
                                          --------                  --------
Net loss - as reported                   $  (2,543)                $  (1,698)
Stock-Based employee compensation
  expense included in reported net
  income, net of tax                            31

Total stock-based employee
  compensation expense determined
  under fair-value-based method for all
  rewards, net of tax                          (57)                     (194)
                                          --------                   -------
Pro forma net loss                      $   (2,569)                 $ (1,892)
                                          ========                   =======


Earnings (loss) per share:

Basic, as reported                         $ (0.12)                 $  (0.10)
Diluted, as reported                       $ (0.12)                 $  (0.11)
Basic, pro forma                           $ (0.12)                 $  (0.10)
Diluted, pro forma                         $ (0.12)                 $  (0.11)


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

3.    ACCOUNTS RECEIVABLE

All accounts receivable are trade related. These receivables are current and no reserve for uncollectible accounts is deemed necessary.

4.   NOTES RECEIVABLE

The notes receivable comprises of $ 817,476 due from North American Systems Inc.
(NAS), the sole United States distributor of the Company's line of AlderoxTM products, working in Salt Lake City (SLC) under a revolving loan agreement. The receivable is for the sale of all the assets of the Company in SLC as well as other amounts transferred to the distributor at various times during the period according to the agreement with NAS and is secured by assets of NAS. Part of the agreement with NAS requires that the Company will provide loans to NAS to be used towards meeting the working capital requirements until such time when NAS is able to start paying the amount owed to the Company through sale of the Company's line of AlderoxTM products. The receivable bears interest at the rate of 10% per annum. The agreement terminates October 14, 2005. As of June 30, 2004, the Company has recorded an allowance for doubtful debts of $ 270,000 against the notes receivable.

NSA also owes $ 262,844 in account receivable to the Company.

5.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2004:


        Computers and office equipment        $   16,140
        Test equipment                             4,916
                                                  ------
                                                  21,056
        Less accumulated depreciation             (9,114)
                                                  -------
        Balance                                $  11,942
                                                  =======

Depreciation expense was $5,338 and $37,504 for the year ended June 30, 2004 and 2003.

Disposal of fixed assets

During the year, the Company appointed North American Systems (NAS) as the sole United States distributor of the Company's products ASA-12, KR-7, TSR, DCR and cleaners. On August 1, 2003 the Company sold all the assets in Salt Lake City to NAS. The assets transferred had a carrying value of $111,834. The Company recorded $71,355 as a receivable from NAS and offset the remaining balance of $40,479 against outstanding debts to NAS.

During the year, the Company disposed off the vehicles and recorded loss of $ 22,692 in the accompanying financial statement.

6.   NOTES PAYABLE - RELATED PARTY

Notes payable consisted of the following at June 30, 2004:


Note payable to shareholder
bearing interest rate of 10 %, unsecured,
payable on December 31, 2005                       $27,000

Notes payable to shareholder,
bearing interest rate of 20%, unsecured
payable on December 31, 2005                        28,000

Notes payable to shareholder,
bearing interest rate of 10%, unsecured
payable on December 31, 2005                        28,000

Notes payable bearing interest
rate of 10%, unsecured
payable on December 31, 2005                        38,763
                                                 ---------
                     Total Notes payable        $  121,763
                                                 =========

Interest expense for the year ended June 30, 2004 and June 30, 2003 amounted to $7,707 and $ 37,239 respectively.

7.   CONVERTIBLE LOANS

The Company has convertible loans outstanding at June 30, 2004 totaling $50,104. The loans are convertible to stock at the price of $ 0.40 or $ 0.45. The investor has an option to convert their loan, or any portion, of to the restricted capital stock of the Company at price per the agreement and receiving one share, up front at inception of the loan, for each dollar invested. Interest will accumulate at rate of 10% per annum until conversion date and paid semi annually over the term of the agreement leaving the initial loan until expiration of the agreement convertible to Company's restricted capital stock per the agreement or principal returned with the last interest payment. Loan can be converted at any time within the 3 year loan period.

8.   CONVERTIBLE DEBENTURES

The Company, through a 506 D Securities Offerings, solicited investment funds. The Convertible Debentures bear interest at ten percent (10%) per annum payable annually and are convertible into restricted common shares of the Company at $0.40 per share. The Company has the right to change the conversion price of the debentures. The Debentures are unsecured and are due and payable by December 31, 2005. The Company recorded beneficial conversion feature expense for $ 236,253 during the year ended June 30, 2003.

9.   COMMITMENTS

The Company conducts its operations utilizing leased facilities and equipment under non-cancelable operating lease agreements expiring at various dates through the year 2007. Future minimum lease commitments, excluding property taxes and insurance are approximately as follows:

Year ending June 30,

2005                    $77,118
2006                     61,386
2007                     57,814
                     ===========
  Total              $  196,318

Rent expenses for all leased facilities and equipment were $ 38,661 and $75,700 for the year ended June 30, 2004 and 2003, respectively.

10.    MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The majority of the Sales in the year ended June 30, 2004 and 2003 was made to a few customers. At June 30, 2004, the total sales to two major customers was $321,239 and the receivable balance from these major customers was $262,844. In fiscal year 2003, the two major customers comprised approximately $187,078 of the Company's total sale and the receivable balance from these major customers was $11,939. Management believes that customer acceptance, billing, and collection policies are adequate to minimize potential risk on trade receivables.

11.     INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through June 30, 2004, the Company incurred net operating losses for tax purposes of approximately $11,100,000. The net operating loss carryforwards may be used to reduce taxable income through the year 2024. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

Temporary differences which give rise to deferred tax assets and liabilities at June 30, 2004 comprised of depreciation and amortization and net operating loss carry forward. The gross deferred tax asset balance as of June 30, 2004 was approximately $4,440,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carrytforwards cannot reasonably be assured.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

                                                       June 30,   June 30,
                                                        2004        2003
                                                      --------    -------
Tax expense (credit) at statutory rate-federal           (34)%     (34)%
State tax expense net of federal tax                     ( 6)      ( 6)
Permanent differences                                      1         1
Changes in valuation allowance                           (39)      (39)
Tax expense at actual rate                                 -         -


12.      STOCKHOLDERS' EQUITY

Common Stock:

During the year ended June 30, 2004 and 2003, the Company issued stocks at various times, as described per the following. The stocks were valued at the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance:

During the fiscal year 2004, the Company issued 4,279,805 shares of common stock for cash amounting $1,796,433 and 1,546,131 shares of common stock for settlement of debt amounting $1,191,954 and 41,432 shares of common stock for conversion of loan amounting $27,331.

The Company issued 777,675 shares of common stock for services in fiscal year 2004 for services amounting $526,933.

The Company issued 127,918 shares in the year ended June 30, 2004 for cash received in the prior year and issued 50,000 shares in the year ended June 30, 2004 for conversion of loan for prior year.

The Company has 10,000 shares of common stock to be issued for service rendered valued at $5,000.

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

Stock Options:

The number and weighted average exercise prices of options granted by the Company are as follows:


                                          Options       Outstanding
                                           Number         Weighted
                                             of          Average
                                           Options       Exercise
                                                           Price
                                          ---------     ------------
Outstanding June 30, 2002                 7,555,208        $0.40
Granted during the year                   1,257,500        $0.40
Exercised                                  (125,000)       (0.40)
Expired/forfeited                        (1,290,208)       (0.40)
Outstanding June 30, 2003                 7,397,500        $0.40
Granted during the year                     150,000        $0.40
Exercised                                  (921,250)       $0.40
Expired/forfeited                          (432,500)       $0.40
Outstanding June 30, 2004                 6,193,750        $0.40

Following is a summary of the status of options outstanding at June 30, 2004:

                              Outstanding Options    Exercisable Options
                              -------------------    -------------------
                                         Weighted
                                          Average      Weighted    Weighted
                                         Remaining     Average     Average
                                         Contractual   Exercise    Exercise
Exercise Price       Number       Life      Price       Number       Price
--------------      --------    --------   --------    --------   ---------
$ 0.40               181,250    4 months   $  0.40      181,250    $  0.40
$ 0.40               537,500    6 months   $  0.40      537,500    $  0.40
$ 0.40               450,000   1.5 years   $  0.40      450,000    $  0.40
$ 0.40             4,875,000   2.6 years   $  0.40    4,875,000    $  0.40
$ 0.56               150,000     5 months  $  0.56      150,000    $  0.56

The Company granted options to various consultants for services rendered. These options were accounted for using the fair value of the options granted based on the Black- Scholes option-pricing model. The Company recorded $31,500 during the year ended June 30, 2004 and $-0- in 2003 as consulting expense.

The Company accounts for stock based compensation to employees under APB 25 using the intrinsic value method.

Pro forma information regarding the effect on operations is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions for the year ended June 30, 2004 and 2003 was as follows:

Expected life (years)          1-5 years
Risk-free interest rate      3% and 5.0%
Dividend yield                 0% and 0%
Volatility                  100% and 50%


13.     SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid income taxes of $0 and interest of $25,003 during the fiscal year 2004. The Company paid income taxes of $0 and interest of $15,400 during the fiscal year 2003.

Supplemental disclosure of non-cash investing and financing activities:

The cash flow statements do not include following non-cash investing and financing activities:

During the fiscal year 2004, the company issued 1,546,131 shares of common stock for debt settlement valued $1,191,954 and issued 41,432 shares of common stock for conversion of loan valued $27,331.

During the fiscal year 2003, the Company issued 1,253,369 shares of common stock for conversion of loans amounting $343,003.

14. LITIGATION:

A former employee sued the Company for a breach of contract claim arising from an employment agreement entered into between the ex-employee and the Company on April 7, 2003. The original complaint was filed on Feb. 5, 2004 and asserts the following causes of action: breach of contract, breach of covenant of good faith and fair dealing, and fraud. The plaintiff is demanding compensatory and punitive damages as well as attorneys' fees and costs.

The Company filed its Cross-Complaint on April 15, 2004 alleging breach of contract, negligence, intentional misrepresentation, rescission, and declaratory relief. An amended Cross-Complaint was filed July 6, 2004.

The amount of potential loss is $19,000 on the case. The company has accrued this amount in the accompanying financial statement.

The Company settled a lawsuit with two former employees during the year ended June 30, 2004. The former employees had alleged that the Company and its officer were liable to them for losses suffered by the former employees due to breach of employment contract. Per the settlement agreement, the Company agreed to pay to the former employees in a total amount of $128,000 in exchange of 200,000 shares of the Company's common stock. The payments will be paid in combined monthly installment of $14,333. Per the settlement agreement, these settlements shall pay off before December 31, 2004. The Company has recorded $128,000 as accrued expense in the accompanying financial statements. The Company has paid $71,109 through June 30, 2004.

15.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2004, the Company had incurred cumulative losses of $11,112,519 including net losses of $2,542,770 and $1,698,498 for the fiscal years 2004 and 2003, respectively.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended June 30, 2004, towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses
(iii) management of accounts payable and (iv) evaluation of its distribution and marketing methods.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Nothing to report.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


The names, ages and positions of the directors and executive officers of the Company as of June 30, 2004, are as follows:

NAME                    AGE     POSITION                SINCE
--------------------------------------------------------------
Michael C. Davies       34     CFO, Vice President   Dec. 1997
                                   and Director

Gordon W. Davies        36      President and        Dec. 1997
                                   Director

Paul J. Petit                      Director         March 2003


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

Babcock King-Wilkinson, LP is in the business of wastewater treatment system process design/engineering and equipment supply operations on a worldwide basis.

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



                           SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------
        Annual Compensation                             Long Term Compensation
-----------------------------------------------------------------------------------------
                                                                                   All
                                        Annual  Restricted  Securities              Other
Name &                                  Compen  Stock       Underlying   LTP       Compen
Principal                               sation  Award(s)    Options/     Payouts   sation
Position  Year    Salary($)   Bonus($)    ($)     ($)        SARs(#)      ($)       ($)
--------  ----    -------     -------  --------  ----------  ----------   -------   ------
          2004    135,200                     0
          2003    135,200                     0                                 0       0
Gordon    2002    135,200                     0    150,000     950,000          0       0
Davies    2001     93,000                     0                      0          0       0
Pres      2000     81,000                     0                      0          0       0
          1999     60,000    60,000           0                750,000          0       0
          1998     60,000                     0                      0          0       0
          2004    135,200                     0                      0          0       0
          2003    135,200                     0                      0          0       0

Michael
Davies    2002    135,200                     0    150,000     950,000          0       0
CFO       2001     93,000                     0                      0          0       0
          2000     81,000                     0                      0          0       0
          1999     60,000    60,000           0                750,000          0       0
          1998     60,000                     0                      0          0       0

Paul Petit
Director  2003                                      50.000     250,000


The Company's two principal officers, Gordon Davies, Chief Executive Officer, President and a Director, and Michael Davies, Chief Financial Officer, Vice President and a Director, entered into new Employment Agreements, commencing June 30, 2004, and having a five year term. There are no changes in the new contracts other than the extension of the term from 3 years to 5 years. The Employment Agreements are identical, and provide for a base salary of $135,200 for the first year. If the Company realizes a minimum net profit for its 12 months ended June 30, 2005 of $250,000 or more, base compensation increases by 20% effective as of the beginning of the second twelve months of the Contract. If the Company realizes a net profit of at least $250,000 over the 12 months ended June 30, 2006, June 30 2007, June 30 2008 and June 30 2009 the base compensation increases by an additional 20% over the preceding year's compensation.

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

In addition, the Employment Contract grants each employee 1,500,000 options to acquire the Company's common stock. These options are all pre-existing options granted under previous contracts with each employee. All the stock option have vested under the following terms for each employee, 500,000 shares vest on January 15, 2002, 500,000 shares vest on January 15, 2003, and 500,000 shares vest on January 15, 2004. The option exercise price is $.40 per share.

These Agreements have non-compete provisions and various other provisions, including a death disability benefit of 3 months' pay plus 3 months' benefits. Copies of each of these Employment Agreements with each executive officer are attached hereto as Exhibits and by this reference incorporated herein.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the common stock (including common stock acquirable within 60 days pursuant to options, warrants, conversion privileges or other rights) of the company as of June 30, 2004 (i) by each of the Company's directors and executive officers, (ii) all executive officers and directors as a group, and (iii) all persons known by the Company to own beneficially more than 5% of the common stock. All persons listed have sole voting and investment power over the indicated shares unless otherwise indicated.

Name                                              Shares

Michael Davies                                  2,025,807
Gordon Davies                                   2,017,400
Kurt Baum                                       3,859,341
Canvasback Company Limited                      4,003,924
                                               ----------
All Officers and Directors                     11,906,472
As a Group                                     ==========

The address for Mr. Michael Davies is 23832 Rockfield Blvd. Suite 275 Lake Forest, CA 92630

The address for Mr. Gordon Davies is 23832 Rockfield Blvd. Suite 275 Lake Forest, CA 92630

The address for Mr. Kurt Baum is 680 S. Avon Avenue, Azusa, CA 91702

The address for Canvasback Company Limited is Hannah & Waver House The Valley, Anguilla, BWI


ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nothing to Report


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.   Description
----------    -----------
10.01.        Management contract for Mr. Gordon Davies

10.02.        Management contract for Mr. Michael Davies

10.03.        Agreement with North American Systems, Inc.

10.04.        Agreement with Canadian Release Agents, Inc.

10.05         Revolving Loan Agreement North American Systems, Inc.

10.06         Security Agreement North American Systems, Inc.

31.1          Rule 13a-14(a)/15d-14(a) Certifications.

31.2          Rule 13a-14(a)/15d-14(a) Certifications.

32.1          Section 1350 Certifications.

32.2          Section 1350 Certifications

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

 Date: October 01, 2004