Form 10QSB
period 2004-09-30
RECLAIMATION CONSULTING & APPLICATIONS INC
filed 2004-11-15
CIK 1100091

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

              For the quarterly period ended:  September 30, 2004


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

                              Yes [X]         No [ ]


As of September 30, 2004, Reclamation Consulting and Applications, Inc. had 26,596,376 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):

                              Yes [ ]         No [X]
===============================================================================
                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
             (Formerly known as Recycling Centers of America, Inc.)

                               TABLE OF CONTENTS

                             Report on Form 10-QSB
                               For quarter ended
                               September 30, 2004
	                                                                  Page

PART I	FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheet at September 30, 2004 (Unaudited)................F-3

            Statements of Operations for the Three Months and Six Months
            ended September, 2004 and 2003 (Unaudited).....................F-4

            Statements of Cash Flows for the Six Months ended
            September 30, 2004 and 2003 (Unaudited)........................F-5

            Notes to the Consolidated Financial Statements.................F-6

Item 2.	Management's Discussion and Analysis of Financial Condition
       	and Results of Operations.........................................F-14

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings.................................................F-15

Item 2.	Changes in Securities.............................................F-15

Item 3.	Defaults upon Senior Securities...................................F-15

Item  4.    Submission of Matters to Vote of Security Holders.............F-15

Item 5.	   Other Information..............................................F-15

Item 6.	   Exhibits and Reports on Form 8-K...............................F-15

Signatures and Certifications.............................................F-16

Exhibit 99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley
             Act of 2002..................................................F-20

===============================================================================

Item 1.  Financial Statements


                RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                                 BALANCE SHEET
                               SEPTEMBER 30, 2004
                                  (Unaudited)


                                     ASSETS

CURRENT ASSETS:

   Accounts receivable, net of doubtful debts of $ 101,228            401,834
   Notes recivable, net of allowance of doubtful debts of $256,425    668,048
   Prepaid expense                                                      7,558
   Employee advances                                                   21,549
                                                                    ---------
      Total current assets                                          1,098,989

PROPERTY AND EQUIPMENT, net                                            13,213
                                                                    ---------
                                                                  $ 1,112,202
                                                                    =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                                 $ 201,556
   Accrued expenses                                                   387,584
   Customer deposit                                                     5,490
   Note payable                                                       175,000
   Note payable - related parties                                      45,112
   Convertible loans                                                   50,104
                                                                     --------
      Total current liabilities                                       864,846

Long Term Liabilities

   Notes payable - related parties                                     87,706
   Convertible Debentures                                              55,850
                                                                    ---------
      Total liabilities                                             1,008,402
                                                                    ---------
STOCKHOLDERS' DEFICIT
   Common stock, $.01 par value;
     Authorized shares 75,000,000,
     22,596,376 shares issued and outstanding                         265,964
   Additional paid in capital                                      11,270,100
   Treasury stock                                                    (15,000)
   Shares to be issued                                                80,000
   Accumulated deficit                                           (11,497,264)
                                                                     --------
       Total stockholders' equity                                    103,800
                                                                   ----------
                                                                 $ 1,112,202
                                                                   ==========

The accompanying notes are an integral part of these financial statements.

                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                            STATEMENTS OF OPERATIONS
           FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
                                  (Unaudited)


                                               Three Months
                                             Ended September 30,

                                             2004            2003
                                          ----------      ---------
Net revenue                              $  126,811     $    39,112
Cost of revenue                              55,754          28,490
                                          ----------      ---------
Gross Profit                                 71,057          10,622
Total operating expenses                    439,599         262,582
                                          ----------      ---------
Loss from operations                       (368,542)       (251,960)

Non-operating income (expense):
   Interest income                           19,019               -
   Interset expense                         (34,422)        (11,701)
   Loss on Settlement of debt                     -        (508,424)
     Loss on disposal of asset                    -         (22,692)
                                          ----------       ---------
    Total non-operating income (expense)    (15,403)       (542,817)

Loss before income tax                     (383,945)       (794,777)
Provision for income tax                        800             800
                                          ----------      ----------
Net loss                                $  (384,745)    $  (795,577)
                                          ==========     ===========
Basic and diluted weighted
  average shares outstanding*             25,927,904     18,884,743
                                          ==========     ==========
Basic and diluted net
  loss per share                         $    (0.01)    $     (0.04)
                                          ==========    ============



*Weighted average number of shares used to compute basic and diluted loss per share is the same in these financial statements since the effect of dilutive securities is anti-dilutive.

     The accompany notes are an integral part of these financial statements.

                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                            STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2004 and 2004
                                  (Unaudited)



                                                                  2004          2003
                                                                 -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                  $  (384,745)    $(795,577)
   Adjustments to reconcile net Loss to net cash
     used in operating activities:
        Depreciation and amortization                              1,328         1,373
        Issuance of shares for services and compensation         155,841             -
        Loss on settlement of debts                                    -       508,424
        Loss on disposal of fixed assets                               -        22,692
        (Increase)/decrease in current assets:
           Accounts receivable                                  (138,990)       12,724
           Inventory                                            (120,572)       12,739
           Prepaid expenses                                       (7,558)            -
           Employee advances                                      (4,596)            -
           Other assets                                                -      (136,913)
        Decrease in current liabilities:
            Accounts payable and accrued expenses                  9,793       (60,410)
            Customer deposit                                      (2,052)            -
                                                                 -------       -------
         Total adjustments                                      (104,753)      360,629
                                                                 -------       -------
     Net cash used in operating activities                      (489,498)     (434,948)
                                                                 -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
            Acquisition of equipment                              (2,600)            -
                                                                 --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds of note payable                             216,500        23,113
            Payments on note payable                                (445)            -
            Convertible Loan                                           -        15,000
            Receipt of cash for shares to be issued               45,000       335,550
            Issuance of common stock for cash                    230,000        72,500
                                                                ---------      -------
     Net cash provided by financing activities                   491,055       446,163
                                                               ---------       -------

NET INCRASE IN CASH & CASH EQUIVALENTS                            (1,043)       11,215

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                         1,043           300
                                                               ---------       -------
CASH & CASH EQUIVALENTS, ENDING BALANCE                        $       0     $  11,515
                                                               =========       =======

   The accompanying notes are an integral part of these financial statements.


                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                       NOTES TO THE FINANCIAL STATEMENTS

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

2.    BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the year ended June 30, 2004 were filed on October 1, 2004 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended June 30, 2005.

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

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than- Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

In April of 2004, the EITF reached consensus on the guidance provided in EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under SFAS No. 128 Earnings Per Share" ("EITF 03-6"). EITF 03-6 clarifies whether a security should be considered a "participating security" for purposes of computing earnings per share ("EPS") and how earnings should be allocated to a "participating security" when using the two-class method for computing basic EPS. The adoption of EITF 03-6 does not have a significant impact on the Company's financial position or results of operations.

In May of 2004, the FASB revised FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" and issued FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-2"). FSP 106-2 provides accounting guidance to the employers who sponsor post retirement health care plans that provide prescription drug benefits; and the prescription drug benefit provided by the employer is "actuarially equivalent" to Medicare Part D and hence qualifies for the subsidy under the Medicare amendment act. The adoption of FSP 106-2 does not have a significant impact on the Company's financial position or results of operations.

SEC Staff Accounting Bulletin (SAB) No. 105, "APPLICATION OF ACCOUNTING PRINCIPLES TO LOAN COMMITMENTS," summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB No.105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB No. 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard does not have a material impact on the Company's financial statements.

5.   NOTES RECEIVABLE

The note receivables include an amount of $1,025,701 due from North American Systems Inc. (NAS), the sole distributor of the Company's product ASA-12, working in Salt Lake City (SLC) under a revolving loan agreement. The receivable is against the sale of all the assets of the Company in SLC as well as other amounts transferred to the distributor at various times during the period according to the agreement with NAS and is secured by assets of NAS. Part of the agreement with NAS requires that the Company will provide loans to NAS to be used towards meeting the working capital requirements until such time when NAS is able to start paying the amount owed to the Company through sale of ASA-12TM. The receivable bears interest at the rate of 10% per annum. The agreement terminates October 14, 2005. As of September 30, 2004, the Company has recorded an allowance for doubtful debts of $ 256,425 against the notes receivable.

NSA also owes $ 401,834 in accounts receivable to the Company. As of September 30, 2004, the Company has recorded an allowance for doubtful debts of $ 101,228 against the accounts receivable.


6.    NOTES PAYABLE

Notes payable consist of the following at September 30, 2004:

Note payable bearing interest rate of 17.6%,
unsecured, payable on January 1, 2005				  $   30,000

Note payable bearing interest rate of 15%,
unsecured, payable on September 17, 2005			     125,000

Note payable interest-free, unsecured,
payable on September 30, 2005					      20,000
								------------
			 Total note payable to unrelated parties  $  175,000
								============

Interest expense for the three month periods ended September 30, 2004 and 2003 amounted to $1,302 and $0 respectively.

7.	NOTES PAYABLE - RELATED PARTIES

Note payable to related party, interest-free, unsecured,
payable on November 30, 2004					   $  40,000

Note payable to related party, bearing interest rate of 10%,
unsecured, payable on September 8, 2005				       5,112

Note payable to related party, bearing interest rate of 10%,
unsecured, payable on December 31, 2005				      87,706
								-------------
			Total note payable to related parties        132,818
                                          Current portion             45,112
                                                                -------------
                                                                 $    87,706
                                                                =============

The long term portion is payable by December 31, 2005. Interest expense for related parties for the year ended September 30, 2004 and 2003 amounted to $4,315 and $7,342 respectively.

8.   CONVERTIBLE LOANS-SHAREHOLDERS

The Company has convertible loans outstanding at September 30, 2004 totaling $50,104. The loans are convertible to stock at the price of $ 0.40 or $ 0.45. The investor has an option to convert their loan, or any portion, of to the restricted capital stock of the Company at price per the agreement and receiving one share, up front at inception of the loan, for each dollar invested. Interest will accumulate at rate of 10% per annum until conversion date and paid semi annually over the term of the agreement leaving the initial loan until expiration of the agreement convertible to Company's restricted capital stock per the agreement or principal returned with the last interest payment. Loan can be converted at any time within the 3 year loan period.

9.   CONVERTIBLE DEBENTURES

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

10.   COMMITMENTS

The Company conducts its operations utilizing leased facilities and equipment under noncancellable operating lease agreements expiring at various dates through the year 2007. Future minimum lease commitments, excluding property taxes and insurance, are approximately as follows:

                                 Period ending September 30,

2005                   72,309
2006                   61,806
2007                   42,047
                     --------
Total                $176,162
                     ========

Rent expenses for all leased facilities and equipment were $23,139 and $17,727 for the period ended September 30, 2004 and 2003, respectively.

The commitments include the rentals of facilities in Salt Lake City, which are being used by the Company's distributor. The rent is being paid by company and charged to the distributor's account.

11.   NET LOSS PER SHARE

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

12.    MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

As the result of an agreement with North American Systems (NAS) to act as the sole distributor in selected territories and manufacturer of the company's only selling product ASA-12TM, 97 % and 41% of the sales was to NAS during the three-month ended September 30, 2004 and 2003. Accounts receivable from this customer amounted to $401,834 and $16,380 at September 30, 2004 and 2003.

13.   LITIGATION SETTLEMENT

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

14.  STOCKHOLDERS' EQUITY

Common Stock:

During the period ended September 30, 2004, the Company issued 766,663 shares of common stock for cash amounting $230,000.

During the period ended September 30, 2004, the Company issued 399,593 shares of common stock for services amounting $155,841.

During the period ended September 30, 2004, the Company cancelled 62,500 shares,. Shares to be issued:

During the period ended September 30, 2004, the Company received $45,000 for 150,000 shares to be issued.

During the period ended September 30, 2004, the Company settled debt to a related party for $ 30,000 and agreed to issue 100,000 shares towards the settlement. There is not gain or loss on the settlement of debt since the value of shares agreed to be issued is same as the value of debt settled.

15.     SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid income tax $ 0 for each three month period ended September 30, 2004 and 2003. Interest expenses of $1,838 and $37,030 was paid during the three month period ended September 30, 2004 and 2003, respectively.

Supplemental disclosure of non-cash investing and financing activities:

The cash flow statements do not include following non-cash investing and financing activities:

The Company issued 399,593 shares of common stock for services during the period ended September 30, 2004, for services amounting $155,841.

The Company cancelled 62,500 shares of common stock for the period ended September 30, 2004.

For the period ended September 30, 2004 and 2003, the Company, agreed to issue 100,000 shares of common stock for settlement of debt (note 16).

16.   RELATED PARTY TRANSACTIONS

Certain of the Company's major shareholders have loaned money to the Company at various times-The notes payable to the related parties have been presented in
Note 7

During the period ended September 30, 2004, the Company settled debt to a related party for $ 30,000 and agreed to issue 100,000 shares towards the settlement. There is not gain or loss on the settlement of debt since the value of shares agreed to be issued is same as the value of debt settled.

17.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2004, the Company had incurred cumulative losses of $11,497,264 including net losses of $384,745 for the period ended September 30, 2004. The continuing losses have adversely affected the liquidity of the Company.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended September 30, 2004, towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses (iii) management of accounts payable and (iv) evaluation of its distribution and marketing methods.

18. SUBSEQUENT EVENTS

On November 8, 2004, the Company entered into an asset purchase agreement with North American Systems, Inc. The purchase agreement provides for purchase by the Company of the following:

All the assets, inventory, equipment, tanks, pumps, etc. located at the Salt Lake City, Utah blending facility located at 3752 West 2270 South West Valley City, Utah and at NAS operation in Phoenix, Arizona.

All of blending design, processes and systems.

All information related to product and/or equipment development that has been or is being carried out at or in coordination with the West Valley City, Utah and Phoenix, Arizona facilities.

All computer systems, programs, hardware and electronic information contained on the computers and/or systems.

All information related to the operations of the West Valley City, Utah and Phoenix facility.

The total purchase price to be paid by the Company for the acquired assets is $ 275,000 which will be offset against the notes receivable that the Company has with North American Systems, Inc. The Company shall not assume any debts of the seller under this agreement.

                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       INTERIM FINANCIAL STATEMENTS AS OF
                          SEPTEMBER 30, 2004 and 2003



Item 2.  Management's Discussion and Analysis

Our primary business is production and sale of AlderoxTM ASA-12TM, AlderoxTM KR-7TM, TSR-TM, ASA Paver Cleaner and applicator systems. ASA-12TM is an asphalt release agent that was developed by the Company in response to the industry's need for an effective, economical and environmentally friendly product. KR-7TM is a concrete release agent that was also developed by the company in response to industry's need for an effective, economical and environmentally friendly product. AlderoxTM TSR-TM was specifically designed as a non-stick agent for use in the tar sands industry. ASA Paver Cleaner was developed specifically for use on paving equipment to ensure equipment is clean and free of asphalt build up.

On November 8, 2004, the Company entered into an asset purchase agreement with North American Systems, Inc., formerly the Company's exclusive distributor of the AlderoxTM line of products in the United States. The purchase agreement provides for purchase by the Company of the following:

All the assets, inventory, equipment, tanks, pumps, etc. located at the Salt Lake City, Utah blending facility located at 3752 West 2270 South West Valley City, Utah and at NAS operation in Phoenix, Arizona.

All of blending design, processes and systems.

All information related to product and/or equipment development that has been or is being carried out at or in coordination with the West Valley City, Utah and Phoenix, Arizona facilities.

All computer systems, programs, hardware and electronic information contained on the computers and/or systems.

All information related to the operations of the West Valley City, Utah and Phoenix facility.

The total purchase price to be paid by the Company for the acquired assets is $ 275,000 which will be offset against the notes receivable that the Company has with North American Systems, Inc. The Company shall not assume any debts of the seller under this agreement.

We have been providing AlderoxTM products within the States of California, Washington, Utah, Colorado, Nevada, New York, Mass, New Hampshire, Penn, Alaska and Kentucky with the intent of providing product to our same customers located in different states as we receive approval of our product within those states. Other customers within the United States will be approached through Contract Sales Representatives of RCAI.

On November 25, 2003 the Company entered into an agreement with Cooperative Holdings Corporation, a Delaware corporation, for the exclusive distribution of AlderoxTM products within the territory of Puerto Rico, U.S. and British Virgin Islands, Bahamas, Jamaica, Bermuda, and other nations commonly referred to as Caribbean countries.

One December 5, 2003 the Company entered into an agreement with Bob Wolfe Investments, Limited. a company organized under the laws of Alberta, Canada operating as "Canadian Release Agents, Inc." for the exclusive distribution of the AlderoxTM line of products within the territory of Canada.

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

Exhibit No.
-------------
31.1 Certification of Chief Executive Officer pursuant to Rule 13A-14 of the Securities
        Exchange Act of 1934.

31.2   Certification of Chief Financial Officer pursuant to Rule
       13A-14 of the Securities Exchange Act of 1934

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Form 8-K:
--------
NONE


SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Los Angeles, State of California, on the 15th day of November 2004.


RECLAMATION CONSULTING AND APPLICATIONS, INC.

Date: November 15, 2004

/s/ Gordon W. Davies
 ---------------------
Gordon W. Davies,
President