Form 10QSB/A
period 2004-09-30
RECLAIMATION CONSULTING & APPLICATIONS INC
filed 2004-11-16
CIK 1100091

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

Exhibit 99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley
             Act of 2002..................................................F-20

===============================================================================

Item 1.  Financial Statements


                RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                                 BALANCE SHEET
                               SEPTEMBER 30, 2004
                                  (Unaudited)


                                     ASSETS

CURRENT ASSETS:

   Accounts receivable, net of doubtful debts of $ 101,228            401,834
   Notes recivable, net of allowance of doubtful debts of $256,425    668,048
   Prepaid expense                                                      7,558
   Employee advances                                                   21,549
                                                                    ---------
      Total current assets                                          1,098,989

PROPERTY AND EQUIPMENT, net                                            13,213
                                                                    ---------
                                                                  $ 1,112,202
                                                                    =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                                 $ 201,556
   Accrued expenses                                                   387,584
   Customer deposit                                                     5,490
   Note payable                                                       175,000
   Note payable - related parties                                      45,112
   Convertible loans                                                   50,104
                                                                     --------
      Total current liabilities                                       864,846

Long Term Liabilities

   Notes payable - related parties                                     87,706
   Convertible Debentures                                              55,850
                                                                    ---------
      Total liabilities                                             1,008,402
                                                                    ---------
STOCKHOLDERS' DEFICIT
   Common stock, $.01 par value;
     Authorized shares 75,000,000,
     26,596,376 shares issued and outstanding                         265,964
   Additional paid in capital                                      11,270,100
   Treasury stock                                                    (15,000)
   Shares to be issued                                                80,000
   Accumulated deficit                                           (11,497,264)
                                                                     --------
       Total stockholders' equity                                    103,800
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

                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                            STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2004 and 2004
                                  (Unaudited)



                                                                  2004          2003
                                                                 -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                  $  (384,745)    $(795,577)
   Adjus(TM)ents to reconcile net Loss to net cash
     used in operating activities:
        Depreciation and amortization                              1,328         1,373
        Issuance of shares for services and compensation         155,841             -
        Loss on settlement of debts                                    -       508,424
        Loss on disposal of fixed assets                               -        22,692
        (Increase)/decrease in current assets:
           Accounts receivable                                  (138,990)       12,724
           Note receivable                                      (120,572)            -
           Inventory                                                   -        12,739
           Prepaid expenses                                       (7,558)            -
           Employee advances                                      (4,596)            -
           Other assets                                                -      (136,913)
        Decrease in current liabilities:
            Accounts payable and accrued expenses                  9,793       (60,410)
            Customer deposit                                      (2,052)            -
                                                                 -------       -------
         Total adjus(TM)ents                                      (104,753)      360,629
                                                                 -------       -------
     Net cash used in operating activities                      (489,498)     (434,948)
                                                                 -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
            Acquisition of equipment                              (2,600)            -
                                                                 --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds of note payable                             216,500        23,113
            Payments on note payable                                (445)            -
            Convertible Loan                                           -        15,000
            Receipt of cash for shares to be issued               45,000       335,550
            Issuance of common stock for cash                    230,000        72,500
                                                                ---------      -------
     Net cash provided by financing activities                   491,055       446,163
                                                               ---------       -------

NET INCRASE IN CASH & CASH EQUIVALENTS                            (1,043)       11,215

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                         1,043           300
                                                               ---------       -------
CASH & CASH EQUIVALENTS, ENDING BALANCE                        $       0     $  11,515
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

Presently, the Company's  primary business is the production and sale of Alderox
(TM) line of products including ASA-12(TM), DCR (TM), KR-7 (TM), TSR (TM), and ASA Cleaners. ASA-12 (TM) is an asphalt release agent, DCR (TM) is a drag chain lubricant. KR7(TM) is a concrete release agent and TSR(TM) was specifically designed for the oil sands industry.

During the period ended December 31, 2003, the Company appointed North American Systems (NAS) as the sole United States distributor of Company's Alderox(TM) line of products. On August 1, 2003 the Company sold all the assets in Salt Lake City to NAS.

2.    BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the year ended June 30, 2004 were filed on October 1, 2004 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjus(TM)ents considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended June 30, 2005.

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

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than- Temporary Impairment and its Application to Certain Inves(TM)ents." The EITF reached a consensus about the criteria that should be used to determine when an inves(TM)ent is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to inves(TM)ents accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVES(TM)ENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for inves(TM)ents that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

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

SEC Staff Accounting Bulletin (SAB) No. 105, "APPLICATION OF ACCOUNTING PRINCIPLES TO LOAN COMMI(TM)ENTS," summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commi(TM)ents accounted for as derivative instruments. SAB No.105 provides that the fair value of recorded loan commi(TM)ents that are accounted for as derivatives under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB No. 105 requires registrants to disclose their accounting policy for loan commi(TM)ents. The provisions of SAB No. 105 must be applied to loan commi(TM)ents accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard does not have a material impact on the Company's financial statements.

5.   NOTES RECEIVABLE

The note receivables include an amount of $1,025,701 due from North American Systems Inc. (NAS), the sole distributor of the Company's product ASA-12, working in Salt Lake City (SLC) under a revolving loan agreement. The receivable is against the sale of all the assets of the Company in SLC as well as other amounts transferred to the distributor at various times during the period according to the agreement with NAS and is secured by assets of NAS. Part of the agreement with NAS requires that the Company will provide loans to NAS to be used towards meeting the working capital requirements until such time when NAS is able to start paying the amount owed to the Company through sale of ASA-12(TM). The receivable bears interest at the rate of 10% per annum. The agreement terminates October 14, 2005. As of September 30, 2004, the Company has recorded an allowance for doubtful debts of $ 256,425 against the notes receivable.

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

9.   CONVERTIBLE DEBENTURES

The Company, through a 506 D Securities Offerings, solicited inves(TM)ent funds. The Convertible Debentures bear interest at ten percent (10%) per annum payable annually and are convertible into restricted common shares of the Company at $0.40 per share. The Company has the right to change the conversion price of the debentures. The Debentures are unsecured and are due and payable by December 31, 2005.

10.   COMMI(TM)ENTS

The Company conducts its operations utilizing leased facilities and equipment under noncancellable operating lease agreements expiring at various dates through the year 2007. Future minimum lease commi(TM)ents, excluding property taxes and insurance, are approximately as follows:

                                 Period ending September 30,

2005                   72,309
2006                   61,806
2007                   42,047
                     --------
Total                $176,162
                     ========

Rent expenses for all leased facilities and equipment were $23,139 and $17,727 for the period ended September 30, 2004 and 2003, respectively.

The commi(TM)ents include the rentals of facilities in Salt Lake City, which are being used by the Company's distributor. The rent is being paid by company and charged to the distributor's account.

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

12.    MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

As the result of an agreement with North American Systems (NAS) to act as the sole distributor in selected territories and manufacturer of the company's only selling product ASA-12(TM), 97 % and 41% of the sales was to NAS during the three- month ended September 30, 2004 and 2003. Accounts receivable from this customer amounted to $401,834 and $16,380 at September 30, 2004 and 2003.

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

During the period ended September 30, 2004, the Company cancelled 62,500 shares.

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

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjus(TM)ents relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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



Item 2.  Management's Discussion and Analysis

Our primary business is production and sale of Alderox(TM) ASA-12(TM), Alderox(TM) KR-7(TM), TSR-(TM), ASA Paver Cleaner and applicator systems. ASA-12(TM) is an asphalt release agent that was developed by the Company in response to the industry's need for an effective, economical and environmentally friendly product. KR-7(TM) is a concrete release agent that was also developed by the company in response to industry's need for an effective, economical and environmentally friendly product. Alderox(TM) TSR-(TM) was specifically designed as a non-stick agent for use in the tar sands industry. ASA Paver Cleaner was developed specifically for use on paving equipment to ensure equipment is clean and free of asphalt build up.

On November 8, 2004, the Company entered into an asset purchase agreement with North American Systems, Inc., formerly the Company's exclusive distributor of the Alderox(TM) line of products in the United States. The purchase agreement provides for purchase by the Company of the following:

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

We have been providing Alderox(TM) products within the States of California, Washington, Utah, Colorado, Nevada, New York, Mass, New Hampshire, Penn, Alaska and Kentucky with the intent of providing product to our same customers located in different states as we receive approval of our product within those states. Other customers within the United States will be approached through Contract Sales Representatives of RCAI.

On November 25, 2003 the Company entered into an agreement with Cooperative Holdings Corporation, a Delaware corporation, for the exclusive distribution of Alderox(TM) products within the territory of Puerto Rico, U.S. and British Virgin Islands, Bahamas, Jamaica, Bermuda, and other nations commonly referred to as Caribbean countries.

One December 5, 2003 the Company entered into an agreement with Bob Wolfe Inves(TM)ents, Limited. a company organized under the laws of Alberta, Canada operating as "Canadian Release Agents, Inc." for the exclusive distribution of the Alderox(TM) line of products within the territory of Canada.

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

Three Month Statement of Operations:

The Company has incurred losses of $384,745 for the three months ended September 30, 2004 as compared to a net loss of $795,577 for the three months ended September 30, 2003.

The Cost of goods sold represents forty four percent (44%) of net revenue for the three months ending September 30, 2004. The cost of sales for the three months ending September 30, 2003 was seventy three percent (73%) of net revenue. Revenues for both of the three periods were derived from the sales of Alderox(TM) ASA-12(TM).

Operating expenses consist primarily of general and administrative expenses. For the three months ended September 30, 2004 operating expenses totaled $439,599 as compared to $262,582 for the three months ended September 30, 2003. The increase in general and administrative expenses is directly attributable to the increase of stock issued for services.

During the three months ended September 30, 2004 interest expense increased during the three months ended September 30, 2004 by $22,721 over the same period in 2003.

Liquidity and Capital Resources

As of September 30, 2004 the Company had cash and cash equivalents of $0 as compared to cash and cash equivalents of $11,515 as of September 30, 2003. At September 30, 2004, the Company had working capital (total current assets in excess of total current liabilities) of $234,143 as compared to a working capital deficit of $218,414 as of September 30, 2003.

The principal use of cash for the three months ended September 30, 2004 and 2003 was to fund the net loss from operations. Cash received as proceeds of notes payables increased by $193,387 during the three months ended September 30, 2004 over the same three month period ended September 30, 2003.

The management of the Company is endeavoring to cover operating expenses in excess of revenues of the Company until adequate sales are generated, through private sale of additional shares. There is no assurance of success in such placement. Management projects that the Company may become profitable and begin to generate sufficient cash flow to meet its monthly operating expenses sometime during the second quarter of the current fiscal year, but cannot guarantee this result.


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


PART II -- OTHER INFORMATION


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

Nothing to Report

Item 5.  Other Information.

Nothing to Report


Item 6.  Exhibits and Reports on Form 8-K.

Exhibit No.
-------------
31.1 Amended Certification of Chief Executive Officer pursuant to Rule 13A-14 of the Securities Exchange Act of 1934.

31.2 Amended Certification of Chief Financial Officer pursuant to Rule 13A-14 of the Securities Exchange Act of 1934

32.1   Amended Certification of Chief Executive Officer pursuant to 18 U.S.C
       Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2   Amended Certification of Chief Financial Officer pursuant to 18 U.S.C
       Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Form 8-K:
--------
NONE


SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Los Angeles, State of California, on the 15th day of November 2004.


RECLAMATION CONSULTING AND APPLICATIONS, INC.

Date: November 16, 2004

/s/ Gordon W. Davies
 ---------------------
Gordon W. Davies,
President