Form 10QSB
period 2004-12-31
RECLAIMATION CONSULTING & APPLICATIONS INC
filed 2005-02-22
CIK 1100091

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended:  December 31, 2004


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

                              Yes [X]         No [ ]


As of December 31, 2004, Reclamation Consulting and Applications, Inc. had 26,650,751 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):

                              Yes [ ]         No [X]


======================================================================

                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
             (Formerly known as Recycling Centers of America, Inc.)

                              TABLE OF CONTENTS

                             Report on Form 10-QSB
                               For quarter ended
                               December 31, 2004
	                                                              Page

PART I	FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheet at December 31, 2004 (Unaudited)              F-1

            Statements of Operations for the Three Months and Six Months
            ended December 31, 2004 and 2003 (Unaudited)                F-2

            Statements of Cash Flows for the Six Months ended
            December 31, 2004 and 2003 (Unaudited)	                F-3

            Notes to the Consolidated Financial Statements              F-4

Item 2.	Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         2

Item 3.  Controls and Procedures.                                         4

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings                                                 4

Item 2.	Changes in Securities                                             4

Item 3.	Defaults upon Senior Securities	                                  4

Item 4. Submission of Matters to Vote of Security Holders	          4

Item 5. Other Information	                                          4

Item 6.	Exhibits and Reports on Form 8-K		                  5

Signatures                                                                5


Item 1. Finacials


             RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                                 BALANCE SHEET
                              DECEMBER 31, 2004
                                  (Unaudited)


                                     ASSETS

CURRENT ASSETS:

   Accounts receivable, net of doubtful debts of $ 122,334            309,058
   Notes recivable, net of allowance of doubtful debts of $256,425    730,336
   Inventory                                                           48,769
   Prepaid expense                                                      5,039
   Employee advances                                                   47,902
                                                                    ---------
      Total current assets                                          1,141,105


PROPERTY AND EQUIPMENT, net                                            11,739

OTHER ASSETS:
   Deposits                                                            14,993
                                                                    ---------
                                                                  $ 1,167,837
                                                                    =========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                               $   244,746
   Accrued expenses                                                   360,507
   Customer deposit                                                     5,490
   Note payable                                                       301,000
   Note payable - related parties                                     249,818
   Convertible loans                                                   50,104
   Convertible debentures                                              55,850
                                                                    ---------
       Total current liabilities                                 $  1,267,515

COMMIMENTS $ CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, $.01 par value;
     Authorized shares 75,000,000,
     26,650,751 shares issued and outstanding                         266,508
   Additional paid in capital                                      11,295,656
   Treasury stock                                                    (15,000)
   Shares to be issued                                                70,000
   Accumulated deficit                                           (11,716,841)
                                                                  -----------
       Total stockholders' Deficit                              $    (99,678)
                                                                  ------------
                                                                   1,167,837
                                                                  ============
The accompanying notes are an integral part of these financial statements.

                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                            STATEMENTS OF OPERATIONS
  FOR THE THREE MONTH  AND SIX MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003
                                  (Unaudited)



                                               Three Months                  Six Months
                                             Ended December 31,          Ended December 31,

                                             2004           2003         2004        2003
                                          ----------     ----------   ---------   ---------
Net revenue                              $   35,357     $    6,418  $   162,168      45,530
Cost of revenue                              21,232          4,937       76,986      32,067
                                          ----------     ----------   ---------   ---------
Gross Profit                                 14,125          1,481       85,182      13,463
Total operating expenses                    239,308        907,887      678,907   1,171,829
                                          ----------     ----------   ---------   ---------
Loss from operations                       (225,183)      (906,406)   (593,725)  (1,158,366)

Non-operating income (expense):
   Interest Income                           21,107              -       40,126           -
   Interest expense                         (15,500)       (18,489)     (49,922)    (30,190)
   Loss on Settlement of debts                    -        (76,800)           -    (585,224)
     Loss on disposal of asset                    -              -            -     (22,692)
                                          ----------     ----------    ---------   ---------
    Total non-operating income (expense)      5,607        (95,289)      (9,796)   (638,106)
                                          ----------     ----------    ---------   ---------
Loss before income tax                     (219,577)    (1,001,695)    (603,522) (1,796,472)

Provision for income tax                          -              -          800         800
                                          ----------     ----------   ----------  ----------
Net loss                                $  (219,577)   $(1,001,695) $  (604,322) (1,797,272)
                                          ==========     ==========  =========== ===========
Basic and diluted weighted
  average shares outstanding*             26,647,850     20,973,818  26,287,877  19,929,281
                                          ==========     ==========  ==========  ==========
Basic and diluted net
  loss per share                         $    (0.01)    $    (0.05) $     (0.02)      (0.09)
                                          ==========     ========== ============ ===========

*Weighted average number of shares used to compute basic and diluted loss per share is the same in these financial statements since the effect of dilutive securities is anti-dilutive.

     The accompany notes are an integral part of these financial statements.


                RECLAMATION CONSULTING AND APPLICATIONS, INC.
                 (FORMERLY, RECYCLING CENTERS OF AMERICA, INC.)
                            STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTH PERIODS ENDED DECEMBER, 31 2004 and 2003
                                  (Unaudited)


                                                                  2004          2003
                                                                 -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                  $  (604,322)   $(1,797,272)
   Adjustments to reconcile net Loss to net cash
     used in operating activities:
        Depreciation and amortization                              2,802         2,737
        Issuance of shares for services and compensation         191,622       486,913
        Issuance of shares for interest expense                    1,900             -
        Loss on settlement of debts                                    -       585,224
        Options issue for compensation                                 -        31,500
        Loss on disposal of fixed assets                               -        22,692
        (Increase)/decrease in current assets:
           Accounts receivable                                   (59,789)       11,319
           Note receivable                                      (169,285)            -
           Inventory                                             (48,769)        2,919
           Other Receivable                                      (27,741)     (403,795)
           Employee advances                                      (3,763)            -
           Other assets                                          (20,032)       (1,525)
        Decrease in current liabilities:
            Accounts payable and accrued expenses                 16,931        74,834
            Customer deposit                                      (2,052)            -
                                                                 -------       -------
         Total adjustments                                      (118,176)      812,818
                                                                 -------       -------
     Net cash used in operating activities                      (722,498)     (984,454)
                                                                 -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
            Acquisition of equipment                              (2,600)       (1,217)
                                                                 --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds of note payable                             235,500       215,268
            Payments on note payable                                (445)     (190,425)
            Proceeds from loan                                   194,000        15,000
            Payment of loans                                           -       (10,000)
            Receipt of cash for shares to be issued               65,000       443,400
            Issuance of common stock for cash                    230,000       535,550
                                                                ---------      -------
     Net cash provided by financing activities                   724,055     1,008,793
                                                               ---------       -------

NET INCRASE IN CASH & CASH EQUIVALENTS                            (1,043)       23,122

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                         1,043           300
                                                               ---------       -------
CASH & CASH EQUIVALENTS, ENDING BALANCE                        $       0     $  23,422
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

Presently, the Company's primary business is the production and sale of the Alderox line of products including ASA-12 , DCR , KR-7 , TSR , and ASA Cleaners. ASA-12 is an asphalt release agent, DCR is a drag chain lubricant. KR7 is a concrete release agent and TSR was specifically designed as a non-stick coating for the oil sands industry.

During the period ended December 31, 2004, the Company sold exclusive license agreements for the sales of the Alderox products in eleven (11) states including Washington, Oregon, California, Nevada, Arizona, Pennsylvania, New Hampshire, Connecticut, New Jersey, Vermont and Rode Island.

The Company also has an exclusive distributorship agreement with Topia Energy, Inc. Under the agreement, the Company markets the sale of BioDiesel Driven biodiesel fuel. This agreement appoints the Company as the worldwide exclusive distributor of Topia Energy, Inc.'s biodiesel within the marine industry. The Company also markets Topia Energy, Inc's biodiesel outside of the marine industry under a registered commission protected account basis. There are no geographical or time limitations on this exclusive agreement.

2.    BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the year ended June 30, 2004 were filed on October 1, 2004 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ended June 30, 2005.

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

4.    NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB has issued FASB Statement No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4" ("FAS No. 151"). The amendments made by FAS No. 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.

The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of FAS No. 151 will be applied prospectively. The Company does not expect the adoption of FAS No. 151 to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

5.   NOTES RECEIVABLE

The note receivables include an amount of $986,761 due from North American Systems Inc. (NAS), a distributor of the Company's Alderox products, working in California under a revolving loan agreement. The receivable is against the sale of all the assets of the Company in California as well as other amounts transferred to the distributor at various times during the period according to the agreement with NAS and is secured by assets of NAS. Part of the agreement with NAS requires that the Company will provide loan to NAS to be used towards meeting the working capital requirements until such time when NAS is able to start paying the amount owed to the Company through sale of ASA-12 . The receivable bears interest at the rate of 10% per annum. The agreement terminates October 14, 2005. As of December 30, 2004, the Company has recorded an allowance for doubtful debts of $ 256,425 against the notes receivable.

NAS also owes $ 431,392 in accounts receivable to the Company. As of December 31, 2004, the Company has recorded an allowance for doubtful debts of $ 122,334 against the accounts receivable.



6.    NOTES PAYABLE

Notes payable consist of the following at December 31, 2004:

Note payable bearing interest rate of 17.6%,
unsecured, payable on January 1, 2005	        $    30,000

Note payable bearing interest rate of 15%,
Secured by assets of the Company
payable on September 17, 2005	                    125,000

Note payable interest-free,
Secured by assets of the Company,
payable on September 30, 2005	         	     20,000

Note payable interest-free, unsecured,
payable on demand 			              7,500

Note payable interest-free, unsecured,
payable on December 31, 2004		             48,500

Note payable bearing interest rate of 15%
Secured by assets of the Company,
payable on April 30, 2005		              70,000
						  ------------
Total note payable to unrelated parties	           $ 301,000
                                                  ============

Interest expense for the six month periods ended December 31, 2004 and 2003 amounted to $ 6,702 and $0 respectively.

7.	NOTES PAYABLE - RELATED PARTIES

Note payable to related party - stockholder
bearing interest rate of 10%,
Secured by the assets of the Company, payable on
November 30, 2004				    $ 50,000

Note payable to related party - stockholder
bearing interest rate of 10%,
unsecured, payable on September 8, 2005	               5,112

Note payable to related party - stockholder
bearing interest rate of 10%,
unsecured, payable on December 31, 2005	              66,706

Note payable to related party - stockholder
bearing interest rate of 15%,
unsecured, payable on December 31, 2005	              30,000


Note payable to related party - stockholder
interest free,unsecured, payable on
December 31, 2005			              68,000

Note payable to related party - stockholder
interest free,unsecured, payable on demand            30,000
   						  -------------
Total note payable to related parties        	 $   249,818
                                                  ==============

Interest expense for related parties for the period ended December 31, 2004 and 2003 amounted to $ 8,485 and $17,265 respectively.

8.   CONVERTIBLE LOANS-SHAREHOLDERS

The Company has convertible loans outstanding at December 31, 2004 totaling $50,104. The loans are convertible to stock at the price of $ 0.40 or $ 0.45. The investor has an option to convert their loan, or any portion, of to the restricted capital stock of the Company at price per the agreement and receiving one share, up front at inception of the loan, for each dollar invested. Interest will accumulate at rate of 10% per annum until conversion date and paid semi annually over the term of the agreement leaving the initial loan until expiration of the agreement convertible to Company's restricted capital stock per the agreement or principal returned with the last interest payment. Loan can be converted at any time within the 3 year loan period.

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

10.   COMMITMENTS

During the period, the Company entered into eleven Contract Sales Representative agreements to promote, sell, market and provide customer service for products in each of the territories under the agreements. Under the terms of the agreements, the representative agrees to pay the Company a one-time license fee. The license fee will secure the exclusive license for the products within the territory for period of five years. The license fee shall be paid out of the commissioned sales of the products sold instead of a lump sum payment. The total license fees that shall be paid out of sales of product instead of lump sum payments amounts to $ 275,000 based on all of the agreements entered into during the period for all the territories.

The Company conducts its operations utilizing leased facilities and equipment under noncancellable operating lease agreements expiring at various dates through the year 2007. Future minimum lease commitments, excluding property taxes and insurance, are approximately as follows:

                               Period ending
                               December 31,
                            -----------------
2005                           72,309
2006                           61,806
2007                           42,047
-----------------------------------------------
Total                        $176,162
                            ===========

Rent expenses for all leased facilities and equipment were $23,794 and $27,283 for the period ended December 31, 2004 and 2003, respectively.

The Company entered into employment agreement with individual to act as the President on June 30, 2004. Under the agreement, during the first twelve months of employment, the Company agrees to compensate Employee (from the commencement of this agreement) at the rate of not less than $135,200 per year base compensation for the first year of employment. Thereafter, Employee's annual compensation shall be increased by 20% on each anniversary date of this agreement, provided that the Company reaches a minimum net profit of $250,000. In no event shall Employee's minimum base compensation be reduced below $135,200 per year. Such compensation shall be payable monthly or on such more frequent basis as the Company may establish. The agreement shall have an initial five-year term, which shall be automatically renewed each year thereafter unless the Company, upon thirty (30) days prior notice notifies Employee of its intent not to renew the Agreement. Notwithstanding the foregoing, the Company or the Employee may at any time terminate this Agreement and the employment relationship on thirty (30) days prior notice to the other, with the consequences hereinafter set forth.

The option to purchase 1,500,000 shares of common restricted stock in the Company has been granted in Employee's name. All options shall expire 5-years from the vesting date. 1,500,000 of these options have been carried over from Employee's previous Employment Agreement with the Company.

Additional stock options shall be granted to Employee each year following the above schedule on the anniversary date of this Agreement, the amount and price of which to be determined solely by the Company.

The Company entered into employment agreement with individual to act as the Chief Financial Officer on June 30, 2004. Under the agreement, during the first twelve months of employment, the Company agrees to compensate Employee (from the commencement of this agreement) at the rate of not less than $135,200 per year base compensation for the first year of employment. Thereafter, Employee's annual compensation shall be increased by 20% on each anniversary date of this agreement, provided that the Company reaches a minimum net profit of $250,000. In no event shall Employee's minimum base compensation be reduced below $135,200 per year. Such compensation shall be payable monthly or on such more frequent basis as the Company may establish. The agreement shall have an initial five-year term, which shall be automatically renewed each year thereafter unless the Company, upon thirty (30) days prior notice notifies Employee of its intent not to renew the Agreement. Notwithstanding the foregoing, the Company or the Employee may at any time terminate this Agreement and the employment relationship on thirty (30) days prior notice to the other, with the consequences hereinafter set forth.

The option to purchase 1,500,000 shares of common restricted stock in the Company has been granted in Employee's name. All options shall expire 5-years from the vesting date. 1,500,000 of these options have been carried over from Employee's previous Employment Agreement with the Company.

Additional stock options shall be granted to Employee each year following the above schedule on the anniversary date of this Agreement, the amount and price of which to be determined solely by the Company.

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

12.    MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

As the result of agreements with North American Systems (NAS) to act as a distributor in selected territories, 97 % and 41% of the sales was to NAS during the six-month ended December 31, 2004 and 2003. Accounts receivable from this customer amounted to $427,337 and $23,420 at December 31, 2004 and 2003.

The note receivables include an amount of $ 986,761 due from North American Systems Inc. (NAS), a distributor of the Company's Alderox line of products, working in Santa Ana, California under a revolving loan agreement. The receivable is against the sale of all the assets of the Company in Santa Ana as well as other amounts transferred to the distributor at various times during the period according to the agreement with NAS and is secured by assets of NAS. Part of the agreement with NAS requires that the Company will provide loan to NAS to be used towards meeting the working capital requirements until such time when NAS is able to start paying the amount owed to the Company through sale the Alderox line of products. The receivable bears interest at the rate of 10% per annum. The agreement terminates October 14, 2005. As of December 30, 2004, the Company has recorded an allowance for doubtful debts of $ 256,425 against the notes receivable.

NAS also owes $ 431,392 in accounts receivable to the Company. As of December 31, 2004, the Company has recorded an allowance for doubtful debts of $ 122,334 against the accounts receivable.

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

The case was settled during the period and the Company incurred the loss of $1,000 on the case. The company has accrued this amount in the accompanying financial statement.

14.  STOCKHOLDERS' DEFICIT

Common Stock:

During the period ended December 31, 2004, the Company issued 766,663 shares of common stock for cash amounting $230,000.

During the period ended December 31, 2004, the Company issued 448,968 shares of common stock for services amounting $191,622.

During the period ended December 31, 2004, the Company cancelled 62,500 shares.

During the period ended December 31, 2004, the Company issued 5,000 shares of common stock towards payment of interest expense on the notes amounting to $ 1,900.

Shares to be issued:

During the period ended December 31, 2004, the Company received $ 65,000 for 216,667 shares to be issued.

During the period ended December 31, 2004, the Company settled debt to a related party for $ 30,000 and agreed to issue 100,000 shares towards the settlement. There is not gain or loss on the settlement of debt since the value of shares agreed to be issued is same as the value of debt settled.

15.     SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid income tax $ 0 for each six month period ended December 31, 2004 and 2003. Interest expenses of $6,463 and $5,527 was paid during the six month period ended December 31, 2004 and 2003, respectively.

Supplemental disclosure of non-cash investing and financing activities:

The cash flow statements do not include following non-cash investing and financing activities:

During the period ended December 31, 2004, the Company issued 448,968 shares of common stock for services amounting $191,622.

During the period ended December 31, 2004, the Company cancelled 62,500 shares.

During the period ended December 31, 2004, the Company issued 5,000 shares of common stock towards payment of interest expense on the notes amounting to $ 1,900.

16.   RELATED PARTY TRANSACTIONS

Certain of the Company's major shareholders have loaned money to the Company at various times. The notes payable to the related parties have been presented in
Note 7. Interest expense for related parties for the period ended December 31, 2004 and 2003 amounted to $ 8,485 and $17,265 respectively.

During the period ended December 31, 2004, the Company settled debt to a related party for $ 30,000 and agreed to issue 100,000 shares towards the settlement. There is not gain or loss on the settlement of debt since the value of shares agreed to be issued is same as the value of debt settled.

17.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2004, the Company had incurred cumulative losses of $11,716,841 including net losses of $ 604,322 for the six month period ended December 31, 2004. The continuing losses have adversely affected the liquidity of the Company.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended December 31, 2004, towards (i) obtaining additional equity financing and (ii) evaluation and reorganization of its distribution and marketing methods.

                                    PART-II

Item 2.  Management's Discussion and Analysis

Our primary business is production and sale of Alderox ASA-12 , KR-7 , TSR , applicator systems and Alderox cleaners. ASA-12 is an asphalt release agent that was developed by the Company in response to the industry's need for an effective, economical and environmentally friendly product. KR-7 is a concrete release agent that was also developed by the company in response to industry's need for an effective, economical and environmentally friendly product. Alderox TSR- was specifically designed as a non-stick agent for use in the tar sands industry. Alderox Cleaner-7 and Cleaners were specifically developed for the removal of used Alderox ASA-12 and Alderox KR-7 .

Additionally, under an exclusive distributorship agreement with Topia Energy, Inc., the Company also markets the sale of BioDiesel Driven biodiesel fuel. This agreement appoints the Company as the worldwide exclusive distributor of Topia Energy, Inc.'s biodiesel within the marine industry. The Company also markets Topia Energy, Inc's biodiesel outside of the marine industry under a registered commission protected account basis. There are no geographical or time limitations on this exclusive agreement.

The Company has entered into exclusive Contract Sales Representative Agreements in eleven United States territories for the sales of Alderox products. The Company also has an exclusive distributorship Agreement with Canadian Release Agents, Inc. as the exclusive distributor of Alderox in Canada within the asphalt and concrete industries. The Company also has an exclusive distributorship Agreement with AURTECH as the exclusive distributor of Alderox in India within the asphalt and concrete industries.

Current Alderox distributors have also expressed interest in the sale of biodiesel. Many of the Alderox end users are also major diesel fuel consumers.

Three Month Statement of Operations:

The Company has incurred losses of $ 219,577 for the three months ended December 31, 2004 as compared to a net loss of $906,404 for the three months ended December 31, 2003. These are primarily non cash losses. The Company incurred losses due to seasonal nature of the business. The losses comprises of the cost of running the operations.

The Cost of goods sold represents sixty percent (60%) of net revenue for the three months ending December 31, 2004. The cost of sales for the three months ending December 31, 2003 was seventy seven percent (77%) of net revenue. Revenues for both of the three periods were derived from the sales of the Alderox line of products.

Operating expenses consist primarily of general and administrative expenses. For the three months ended December 31, 2004 operating expenses totaled $ 239,308 as compared to $907,887 for the three months ended December 31, 2003. The decrease in general and administrative expenses is mainly due to lack of stock issuances for consulting fees.

During the six months ended December 31, 2004 the Company recognized a $76,800 loss on the settlement of debts.

Interest expense decreased during the three months ended December 31, 2004 by $2,989 over the same period in 2003.


Liquidity and Capital Resources

As of December 31, 2004 the Company had no cash and cash equivalents as compared to cash and cash equivalents of $23,422 as of December 31, 2003. At December 31, 2004, the Company had a working capital deficit (total current liabilities in excess of total current assets) of $ 126,410 as compared to a working capital deficit of $35,838 as of December 31, 2003.

The principal use of cash for the three months ended December 31, 2004 and 2003 was to fund the net loss from operations.

The Company received cash from issuance of notes amounting to $ 154,000 during the three month period ending December 31, 2004.

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

Item 3.  Controls and Procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as the end of the period covered by this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate. There were no significant changes in our internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II --- OTHER INFORMATION

Item 1.  Legal Proceedings.

The company has settled a lawsuit with a former employee for $1,000.

Item 2.  Changes in Securities.

Nothing to Report

Item 3. Defaults Upon Senior Securities.

Nothing to Report

Item 4.  Submission of Matters to a Vote of Security Holders.

Nothing to Report

Item 5.  Other Information.

Nothing to Report

Item 6.  Exhibits and Reports on Form 8-K.

EXHIBIT
NUMBER		DESCRIPTION
------          -------------
31.1           Rule 13a-14(a) Certification of Gordon W. Davies.

31.2           Rule 13a-14(a) Certification of Michael C. Davies.

32.1           Certification Pursuant to 18 U.S.C. Section 1350 of Gordon W.
               Davies

32.2           Certification Pursuant to 18 U.S.C. Section 1350 of Michael C.
               Davies.


B).On July 8, 2002, Reclamation Consulting and Applications, Inc. appointed new independent accountants. File No. 000-29881 and Accession Number
0001091818-02-000345, are incorporated herein by reference.




SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


RECLAMATION CONSULTING AND APPLICATIONS, INC.

Date: Feburary 14, 2004

/s/ Gordon W. Davies
 ---------------------
Gordon W. Davies,
President