Form 10QSB
period 2005-03-31
RECLAIMATION CONSULTING & APPLICATIONS INC
filed 2005-05-23
CIK 1100091

U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 20549

                                   FORM 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended:  March 31, 2005


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

                               Yes [X]         No [ ]


 As of March 31, 2005, Reclamation Consulting and Applications, Inc. had 28,823,751 shares of Common Stock Outstanding.

 Transitional Small Business Disclosure Format (check one):

                              Yes [ ]         No [X]


 ======================================================================

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.

                               TABLE OF CONTENTS

                             Report on Form 10-QSB
                               For quarter ended
                                 MARCH 31, 2005
                                                                     Page
  PART I	FINANCIAL INFORMATION

 Item 1.     Financial Statements

             Balance Sheet at March 31, 2005 (Unaudited)              F-1

             Statements of Operations for the Three Months and Nine
             Months  ended March 31, 2005 and 2004 (Unaudited)        F-2

             Statements of Cash Flows for the Nine Months ended
             March 31, 2004 and 2005 (Unaudited)	              F-3

             Notes to the Consolidated Financial Statements           F-4

 Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        2

 Item 3.  Controls and Procedures.                                      3

 PART II	OTHER INFORMATION

 Item 1.	Legal Proceedings                                       4

 Item 2.	Changes in Securities                                   4

 Item 3.	Defaults upon Senior Securities                         4

 Item 4. Submission of Matters to Vote of Security Holders              4

 Item 5. Other Information	                                        4

 Item 6.	Exhibits and Reports on Form 8-K	                4

 Signatures                                                             4
==========================================================================

                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2005
                                  (Unaudited)


                                     ASSETS

CURRENT ASSETS:

   Accounts receivable                                          $       9,596
   Notes recivable                                                     51,834
   Inventory                                                           44,096
   Prepaid expense                                                      2,519
   Advances to officers                                                58,652
   Employee advances                                                   22,635
                                                                    ---------
      Total current assets                                            189,331


PROPERTY AND EQUIPMENT, net                                            55,168

OTHER ASSETS:
   Deposits                                                            14,993
                                                                    ---------
                                                                $     259,492
                                                                    =========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                             $     219,681
   Accrued expenses                                                   408,994
   Customer deposit                                                     5,490
   Note payable - related parties                                     546,819
   Convertible loans                                                   50,104
   Convertible debentures                                              55,850
                                                                    ---------
       Total current liabilities                                $   1,286,937

COMMIMENTS $ CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, $.01 par value;
     Authorized shares 75,000,000,
     28,823,751 shares issued and outstanding                         288,238
   Additional paid in capital                                      12,166,480
   Treasury stock                                                    (15,000)
   Shares to be issued                                               127,156
   Prepaid Consulting                                                (83,375)
   Accumulated deficit                                           (13,510,945)
                                                                  -----------
       Total stockholders' Deficit                                (1,027,446)
                                                                  ------------
                                                                 $   259,492
                                                                  ============
The accompanying notes are an integral part of these financial statements.

                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                             STATEMENTS OF OPERATIONS
  FOR THE THREE MONTH  AND NINE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004
                                  (Unaudited)



                                               Three Months                Nine Months
                                             Ended March 31,              Ended March 31,

                                             2005           2004         2005         2004
                                          ----------     ----------   ---------    ---------
Net revenue                              $   11,413     $  116,481  $   173,581      162,011
Cost of revenue                              15,254         55,226       92,240       87,293
                                          ----------     ----------   ---------    ---------
Gross Profit (loss)                          (3,842)        61,255       81,341       74,718

Operating expenses
   Bad debt                                 958,968              -    1,067,678        1,057
   General & Administrative expenses        807,927        180,638    1,378,125    1,351,410
                                          ----------     ----------   ----------   ---------
     Total operating expenses             1,766,895        180,638   2,445,803    1,352,467
                                          ----------     ----------   ---------    ---------
Loss from operations                     (1,770,736)      (119,383)  (2,364,462)  (1,277,749)

Non-operating income (expense):
   Interest Income                           20,365         29,166       60,491       29,166
   Interest expense                         (21,758)        (2,936)     (71,681)     (33,126)
   Loss on settlement of debts              (21,975)             -      (21,975)    (585,224)
   Litigation Settlement                          -       (128,000)           -     (128,000)
   Loss on disposal of asset                      -              -            -      (22,692)
                                          ----------     ----------    ---------    ---------
    Total non-operating income (expense)    (23,368)      (101,770)     (33,165)    (739,876)
                                          ----------     ----------    ---------   ---------
Loss before income tax                   (1,794,105)      (221,153)   (2,397,627) (2,017,625)

Provision for income tax                          -              -           800         800
                                          ----------     ----------   ----------   ----------
Net loss                                $(1,794,105)   $  (221,153) $ (2,397,627)$(2,017,625)
                                          ==========     ==========  ===========  ===========
Basic and diluted weighted
  average shares outstanding*             28,232,118     23,426,637   26,926,496   22,677,919
                                          ==========     ==========   ==========   ==========
Basic and diluted net
  loss per share                         $    (0.06)    $    (0.01) $     (0.09) $    (0.09)
                                          ==========     ==========   ==========  ==========

*Weighted average number of shares used to compute basic and diluted loss per share is the same in these financial statements since the effect of dilutive securities is anti-dilutive.

     The accompany notes are an integral part of these financial statements.


                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2005 and 2004
                                  (Unaudited)


                                                                  2005           2004
                                                                 -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                  $(2,398,427)  $(2,018,425)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
        Depreciation and amortization                              4,276         4,110
        Issuance of shares for services and compensation         686,432       518,413
        Issuance of shares for interest expense                    1,900             -
        Bad debts                                              1,067,678             -
        Loss on conversion of debts                               21,975             -
        Loss on settlement of debts                                    -       585,224
        Options issue for compensation                                 -             -
        Loss on disposal of fixed assets                               -        22,692
        (Increase)/decrease in current assets:
           Accounts receivable                                   (51,014)     (112,780)
           Note receivable                                      (159,064)     (561,577)
           Inventory                                             (44,096)       36,908
           Prepaid expenses                                       (2,519)            -
           Other Receivable                                            -       (29,000)
           Employee advances                                     (64,334)        1,790
           Other assets                                          (14,993)          897
        (Decrease) in current liabilities:
            Accounts payable and accrued expenses                 44,482        70,181
            Customer deposit                                      (2,052)       10,638
                                                                 -------       -------
         Total adjustments                                     1,488,672       547,496
                                                                 -------       -------
     Net cash used in operating activities                      (909,755)    (1,470,929)
                                                                 -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
            Acquisition of equipment                              (2,600)       (1,217)
                                                                 --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds of note payable                             235,500       215,268
            Payments on note payable                             (32,445)     (195,707)
            Proceeds from loan                                   354,501        15,000
            Payment of loans                                    (132,500)      (10,000)
            Receipt of cash for shares to be issued              110,156        78,900
            Issuance of common stock for cash                    376,100     1,368,985
                                                                ---------    ----------
     Net cash provided by financing activities                   911,312     1,472,446
                                                               ---------     ----------

NET INCRASE IN CASH & CASH EQUIVALENTS                            (1,043)          300

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                         1,043             -
                                                               ---------       -------
CASH & CASH EQUIVALENTS, ENDING BALANCE                        $       0     $     300
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

Presently, the Company's primary business is the production and sale of the Alderox(R) line of products including ASA-12(R), KR-7(R), TSR(R), and ASA Cleaners. ASA-12(R) is an asphalt release agent, KR7(R) is a concrete release agent and TSR(R) was specifically designed as a non-stick coating for the oil sands industry.

The Company also has an exclusive distributorship agreement with Topia Energy, Inc. Under the agreement, the Company markets the sale of BioDiesel Driven biodiesel fuel. This agreement appoints the Company as the worldwide exclusive distributor of Topia Energy, Inc.,s biodiesel within the marine industry. The Company also markets Topia Energy, Inc.,s biodiesel outside of the marine industry under a registered commission protected account basis. There are no geographical or time limitations on this exclusive agreement.

2.    BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the year ended June 30, 2004 were filed on October 1, 2004 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended June 30, 2005.

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

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company is in process of evaluating the impact of this pronouncement on its financial statements.

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

5.   NOTES RECEIVABLE

The Company has a note receivable of $ 51,834 due from North American Systems, Inc. (NASI) a former distributor of the Company,s Alderox(R) line of products. This receivable has been secured through inventory of NASI. The Company wrote-off receivables from NASI amounting to $958,968 during the period ended March 31, 2005. The Company bought back the fixed assets sold to NASI in September 2002 at $44,902. These assets have been recorded at the net book value as on March 31, 2005.

6.     ADVANCES TO OFFICERS

Some officers of the Company borrowed money amounting to $58,652. These are non interest bearing and due on demand.

7.     ACCRUED EXPENSES

The following is the composition of accrued expenses as of March 31, 2005.

	Payroll tax liability		$   238,105
	Accrued interest	             52,766
	Accrued vacation	             32,516
	Accrued taxes	                      2,400
	Others			             83,207
	                                  -----------
	         Total			$   408,994
                                          ===========

8.    NOTES PAYABLE - RELATED PARTIES

Notes payable consist of the following at March 31, 2005:

Note payable bearing interest rate of 10%,
unsecured, payable on November 30, 2005			 $20,000

Note payable bearing interest rate of 15%,
unsecured, payable on September 17, 2005	        $125,000

Note payable bearing interest rate of 15%,
Secured by assets of the Company
payable on April 22, 2005		         	 $20,000

Note payable bearing interest rate of 15%,
unsecured, payable on October 29, 2005			 $50,000

Note payable bearing interest rate of 10%,
unsecured, payable on September 8, 2005	                  $5,112

Note payable bearing interest rate of 10%,
unsecured, payable on December 31, 2005			$104,705

Note payable to related party - stockholder
bearing interest rate of 0%,
unsecured, payable on January 1, 2005	                 $24,000

Note payable to related party - stockholder
bearing interest rate of 0%,
unsecured, payable on January 21, 2005	                  $7,500

Note payable to related party - stockholder
bearing interest rate of 10%,
unsecured, payable on March 10, 2005	                 $10,000

Note payable to related party - stockholder
bearing interest rate of 10%,
unsecured, payable on March 14, 2005	                 $10,000

Note payable to related party - stockholder
bearing interest rate of 0%,
unsecured, payable on April 1, 2005                      $30,500

Note payable to related party - stockholder
bearing interest rate of 10%,
unsecured, payable on March 10, 2005	                 $50,000

Note payable to related party - stockholder
bearing interest rate of 0%,
unsecured, payable on June 1, 2005	                 $20,000

Note payable to related party - stockholder
bearing interest rate of 15%,
unsecured, payable on September 30, 2005                 $20,000

Note payable to related party - stockholder
bearing interest rate of 10%,
secured by the assets of the Company,
payable on March 10, 2006		 	         $50,001
						       -----------
		Total notes payable to related parties 	$546,819
		                                       ===========

Interest expense for related parties for notes and loans payable for the period ended March 31, 2005 and 2004 amounted to $4,621 and $2,936 respectively.

9.   CONVERTIBLE LOANS-SHAREHOLDERS

The Company has convertible loans outstanding at March 31, 2005 totaling $50,104. The loans are convertible to stock at the price of $ 0.40 or $ 0.45. The investor has an option to convert their loan, or any portion, of to the restricted capital stock of the Company at price per the agreement and receiving one share, up front at inception of the loan, for each dollar invested. Interest will accumulate at rate of 10% per annum until conversion date and paid semi annually over the term of the agreement leaving the initial loan until expiration of the agreement convertible to Company,s restricted capital stock per the agreement or principal returned with the last interest payment. Loan can be converted at any time within the 3 year loan period.

10.   CONVERTIBLE DEBENTURES

The Company, through a 506 D Securities Offerings, solicited investment funds. The Convertible Debentures bear interest at ten percent (10%) per annum payable annually and are convertible into restricted common shares of the Company at $0.40 per share. The Company has the right to change the conversion price of the debentures. The Debentures are unsecured and are due and payable by December 31, 2005. The convertible debenture outstanding amounted to $55,850 at March 31, 2005.

11.   COMMITMENTS

The Company entered into an employment agreement with an individual to act as the President on January 6, 2005. This agreement has the same terms as the past agreement and expires January 6, 2010. Under the agreement, during the first twelve months of employment, the Company agrees to compensate Employee (from the commencement of this agreement) at the rate of not less than $135,200 per year base compensation for the first year of employment. Thereafter, Employee,s annual compensation shall be increased by 20% on each anniversary date of this agreement, provided that the Company reaches a minimum net profit of $250,000. In no event shall Employee,s minimum base compensation be reduced below $135,200 per year. Such compensation shall be payable monthly or on such more frequent basis as the Company may establish. The agreement shall have an initial five-year term, which shall be automatically renewed each year thereafter unless the Company, upon thirty (30) days prior notice notifies Employee of its intent not to renew the Agreement. Notwithstanding the foregoing, the Company or the Employee may at any time terminate this Agreement and the employment relationship on thirty (30) days prior notice to the other, with the consequences hereinafter set forth.

The option to purchase 1,500,000 shares of common restricted stock in the Company has been granted in Employee,s name. All options shall expire 5-years from the vesting date. 1,500,000 of these options have been carried over from Employee,s previous Employment Agreement with the Company.

Additional stock options shall be granted to Employee each year following the above schedule on the anniversary date of this Agreement, the amount and price of which to be determined solely by the Company.

The Company entered into an employment agreement with an individual to act as the Chief Financial Officer on January 6, 2005. This agreement has the same terms as the past agreement and expires January 6, 2010. Under the agreement, during the first twelve months of employment, the Company agrees to compensate Employee (from the commencement of this agreement) at the rate of not less than $135,200 per year base compensation for the first year of employment. Thereafter, Employee,s annual compensation shall be increased by 20% on each anniversary date of this agreement, provided that the Company reaches a minimum net profit of $250,000. In no event shall Employee,s minimum base compensation be reduced below $135,200 per year. Such compensation shall be payable monthly or on such more frequent basis as the Company may establish. The agreement shall have an initial five-year term, which shall be automatically renewed each year thereafter unless the Company, upon thirty (30) days prior notice notifies Employee of its intent not to renew the Agreement. Notwithstanding the foregoing, the Company or the Employee may at any time terminate this Agreement and the employment relationship on thirty (30) days prior notice to the other, with the consequences hereinafter set forth.

]
The option to purchase 1,500,000 shares of common restricted stock in the Company has been granted in Employee,s name. All options shall expire 5-years from the vesting date. 1,500,000 of these options have been carried over from Employee,s previous Employment Agreement with the Company.

Additional stock options shall be granted to Employee each year following the above schedule on the anniversary date of this Agreement, the amount and price of which to be determined solely by the Company.

12.   NET LOSS PER SHARE

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

13.  STOCKHOLDERS' DEFICIT

Common Stock:

During the period ended March 31, 2005, the Company issued 1,497,163 shares of common stock for cash amounting $376,100.

During the period ended March 31, 2005, the Company issued 1,158,968 shares of common stock for services amounting $271,753. The Company recorded $83,375 prepaid consulting for this issuance.

During the period ended March 31, 2005, the Company cancelled 62,500 shares amounting $625.

During the period ended March 31, 2005, the Company issued 5,000 shares of common stock towards payment of interest expense on the notes amounting to $ 1,900.

During the period ended March 31, 2005, the Company issued 732,500 shares of common stock in settlement of debts amounting to $146,500. A loss on conversion of $21,975 was incurred in this conversion of debts to equity.

Shares to be issued:

During the period ended March 31, 2005, the Company received $110,156 for 492,267 shares to be issued.

During the period ended March 31, 2005, the Company commits to issue 70,000 shares of common stock for services and compensation amounting to $17,000.

Stock Options:

During the period ended March 31, 2005, the Company granted 2,120,000 stock options to non-employees with an exercise price of $0.25 per share. These options are vested immediately and the Company recorded a $414,679 expense in relation for the option grant.

During the period ended March 31, 2005, the Company granted 2,740,000 stock options to employees with an exercise price of $0.25 per share. These options are vested immediately.

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

The following table illustrates the effect on net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

Net loss:
	As reported			$(2,398,427)
	Deduct: Total stock-based
	employee compensation expense
	determined under fair value
	based method for all awards	    526,761
	                                --------------
	Pro forma			$(2,925,188)
	                                =============

Basic and diluted net loss per share:
	As reported			$     (0.09)
	                                ==============
	Pro forma			$     (0.10)
                                        ==============
The above pro forma effects of applying SFAS 123 are not necessarily representative of the impact on reported net loss for future years.

14.     SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid income tax $ 0 for each nine month period ended March 31, 2005 and 2004. Interest expenses of $76,702 and $33,127 was paid during the nine month period ended March 31, 2005 and 2004, respectively.

Supplemental disclosure of non-cash investing and financing activities:

The cash flow statements do not include following non-cash investing and financing activities:

During the period ended March 31, 2005, the Company issued 1,158,968 shares of common stock for services amounting $271,153.

During the period ended March 31, 2005, the Company cancelled 62,500 shares.

During the period ended March 31, 2005, the Company issued 5,000 shares of common stock towards payment of interest expense on the notes amounting to $ 1,900.

15.   RELATED PARTY TRANSACTIONS

Certain of the Company's major shareholders have loaned money to the Company at various times. The notes payable to the related parties have been presented in
Note 8. Interest expense for related parties for the period ended March 31, 2005 and 2004 amounted to $31,682 and $12,521 respectively.

During the period ended March 31, 2005, the Company settled debt to a related party for $146,500 and agreed to issue 732,500 shares towards the settlement.

16.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2005, the Company had incurred cumulative losses of $13,510,945 including net losses of $2,398,427 for the nine month period ended March 31, 2005. The continuing losses have adversely affected the liquidity of the Company.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company,s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended March 31, 2005, towards (i) obtaining additional equity financing and (ii) evaluation and reorganization of its distribution and marketing methods.

Item 2.  Managements Discussion and Analysis

Our primary business is production and sale of Alderox(R) ASA-12(R), KR-7(R), TSR(R), applicator systems and Alderox(R) cleaners. ASA-12(R) is an asphalt release agent that was developed by the Company in response to the industry's need for an effective, economical and environmentally friendly product. KR-7(R) is a concrete release agent that was also developed by the company in response to industry,s need for an effective, economical and environmentally friendly product. Alderox(R) TSR-(R) was specifically designed as a non-stick agent for use in the tar sands industry. Alderox(R) Cleaner-7 and Cleaners were specifically developed for the removal of used Alderox(R) ASA-12(R) and Alderox(R) KR-7(R).

Additionally, under an exclusive distributorship agreement with Topia Energy, Inc., the Company also markets the sale of BioDiesel Driven biodiesel fuel. This agreement appoints the Company as the worldwide exclusive distributor of Topia Energy, Inc.,s biodiesel within the marine industry. The Company also markets Topia Energy, Inc,s biodiesel outside of the marine industry under a registered commission protected account basis. There are no geographical or time limitations on this exclusive agreement.

The Company markets in eleven United States territories for the sales of Alderox(R) products. The Company also has an exclusive distributorship Agreement with Canadian Release Agents, Inc. as the exclusive distributor of Alderox(R) in Canada within the asphalt and concrete industries. The Company also has an exclusive distributorship Agreement with AURTECH as the exclusive distributor of Alderox(R) in India within the asphalt and concrete industries. The Company also has an exclusive distributorship Agreement with ITA Asphalt Limited as the exclusive distributor of the Republic of Ireland and the United Kingdom within the asphalt and concrete industries.

Current Alderox(R) distributors have also expressed interest in the sale of biodiesel. Many of the Alderox(R) end users are also major diesel fuel consumers.

Three Month Statement of Operations:

The Company has incurred losses of $1,794,105 for the three months ended March 31, 2005 as compared to a net loss of $221,153 for the three months ended March 31, 2004. These are primarily non cash losses.

The Cost of goods sold represents one hundred thirty four percent (134%) of net revenue for the three months ending March 31, 2005. The cost of sales for the three months ending March 31, 2004 was forty seven percent (47%) of net revenue. Revenues for both of the three periods were derived from the sales of the Alderox(R) line of products.

Operating expenses consist primarily of general and administrative expenses. For the three months ended March 31, 2005 operating expenses totaled $1,766,895 as compared to $180,368 for the three months ended March 31, 2004. The increase in general and administrative expenses is mainly due to stock issuances for consulting fees and the write off of bad debt of $958,968 from North American Systems, Inc.

During the nine months ended March 31, 2005 the Company recognized a $21,975 loss on the settlement of debts.

Interest expense increased during the three months ended March 31, 2005 by $18,822 over the same period in 2004.

Liquidity and Capital Resources

As of March 31, 2005 the Company had no cash and cash equivalents as compared to cash and cash equivalents of $300 as of March 31, 2004. At March 31, 2005, the Company had a working capital deficit (total current liabilities in excess of total current assets) of $1,097,607 as compared to a working capital deficit of $435,308 as of March 31, 2004.

The principal use of cash for the three months ended March 31, 2005 and 2004 was to fund the net loss from operations.

The Company received cash from issuance of notes amounting to $160,501 during the three month period ending March 31, 2005.

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

ITEM 3. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer, and Chief Financial Officer, have performed an evaluation of the
Company's   disclosure   controls  and procedures, as that term is defined in
Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2005 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls. There were no changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

Nothing to Report

Item 3. Defaults Upon Senior Securities.

Nothing to Report

Item 4.  Submission of Matters to a Vote of Security Holders.

Nothing to Report


Item 5.  Other Information.

Nothing to Report


Item 6.  Exhibits and Reports on Form 8-K

Index to Exhibits

(i)	Exhibits

Exhibit 31.1 - Section 906 Certification of Periodic Report
               of the Chief Executive Officer.

Exhibit 31.2 - Section 906 Certification of Periodic Report
               of the Chief Financial Officer.

Exhibit 32.1 - Section 302 Certification of Periodic Report
               of the Chief Executive Officer.

Exhibit 32.2 - Section 302 Certification of Periodic Report
               of the Chief Financial Officer.

(ii)	 Reports on Form 8-K

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

Date: May 23, 2005

/s/ Gordon W. Davies
 ---------------------
Gordon W. Davies,
President