Form 10KSB/A
period 2004-06-30
RECLAIMATION CONSULTING & APPLICATIONS INC
filed 2005-06-10
CIK 1100091

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Form 10-KSB/A
                         (Originally filed: 10/01/2004)


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

The address for Mr. Kurt Baum is 680 S. Avon Avenue, Azusa, CA 91702

The address for Canvasback Company Limited is Hannah & Waver House The Valley, Anguilla, BWI


ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nothing to Report



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.   Description
----------    -----------
10.01.        Management contract for Mr. Gordon Davies*

10.02.        Management contract for Mr. Michael Davies*

10.03.        Agreement with North American Systems, Inc.*

10.04.        Agreement with Canadian Release Agents, Inc.*

10.05         Revolving Loan Agreement North American Systems, Inc.*

10.06         Security Agreement North American Systems, Inc.*

31.1          Amended Rule 13a-14(a)/15d-14(a) Certifications.++

31.2          Amended Rule 13a-14(a)/15d-14(a) Certifications.++

32.1          Amended Section 1350 Certifications.++

32.2          Amended Section 1350 Certifications++

*       Previously filed as an exhibit to our
	Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004 and incorporated herein by reference.

++	Filed herewith.



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


SIGNATURES


In accordance with then requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Reclamation Consulting and Applications, Inc.


 /s/ Michael Davies, Secretary
 --------------------------
     Michael Davies, Secretary

/s/  Gordon Davies, President
--------------------
     Gordon Davies, President

 Date: June 10, 2005