Form 10QSB/A
period 2004-09-30
RECLAIMATION CONSULTING & APPLICATIONS INC
filed 2005-06-13
CIK 1100091

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-QSB/A
                               (Second Amendment)

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

Signatures................................................................F-16

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



Form 8-K:
--------
NONE


SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Los Angeles, State of California, on the 13th day of June 2005.


RECLAMATION CONSULTING AND APPLICATIONS, INC.

Date: June 13, 2005

/s/ Gordon W. Davies
 ---------------------
Gordon W. Davies,
President