Form 10QSB/A
period 2004-12-31
RECLAIMATION CONSULTING & APPLICATIONS INC
filed 2005-06-13
CIK 1100091

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

Nothing to Report

Item 3. Defaults Upon Senior Securities.

Nothing to Report

Item 4.  Submission of Matters to a Vote of Security Holders.

Nothing to Report

Item 5.  Other Information.

Nothing to Report

Item 6.  Exhibits and Reports on Form 8-K.



EXHIBIT
NUMBER		DESCRIPTION
------          -------------
31.1           Amended Rule 13a-14(a) Certification of Gordon W. Davies.

31.2           Amended Rule 13a-14(a) Certification of Michael C. Davies.

32.1           Amended Certification Pursuant to 18 U.S.C. Section 1350 of
	       Gordon W. Davies

32.2 Amended Certification Pursuant to 18 U.S.C. Section 1350 of Michael C. Davies.

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