Form 10KSB
period 2005-06-30
RECLAMATION CONSULTING & APPLICATIONS INC
filed 2005-10-17
CIK 1100091

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2005.

|_| Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

                        Commission file number: 000-26017

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
        (Exact name of Small Business Issuer as specified in its charter)

             Colorado                                            58-2222646
             --------                                            ----------
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

  23832 Rockfield Boulevard, Suite 275
        Lake Forest, California                                         92630
        -----------------------                                         -----
(Address of principal executive offices)                              (Zip Code)

          Issuer's telephone number, including area code: 949-609-0590 Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.01 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year ended June 30, 2005:
$242,965

Based on the closing sale price of $0.19 on June 30, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $5,623,204.

As of October 13, 2005, there were 29,628,813 shares of the registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                   Form 10-KSB

                For the Fiscal Years Ended June 30, 2005 and 2004

PART I................................................................................................3

   ITEM 1:  DESCRIPTION OF BUSINESS...................................................................4

   ITEM 2.  DESCRIPTION OF PROPERTY...................................................................8

   ITEM 3.  LEGAL PROCEEDINGS.........................................................................8

   ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY SHAREHOLDERS....................................9

PART II..............................................................................................10

   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.................................10

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.....................................................13

   ITEM 7.  FINANCIAL STATEMENTS.....................................................................18

   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........18

   ITEM 8A. CONTROLS AND PROCEDURES..................................................................19

   ITEM 9.  DIRECTORS AND OFFICERS OF THE REGISTRANT.................................................20

   ITEM 10. EXECUTIVE COMPENSATION...................................................................22

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........................24

   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................26

   ITEM 13. EXHIBITS.................................................................................27

   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...................................................27

                                     PART I

                           FORWARD LOOKING STATEMENTS

This Form 10-KSB, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to such matters as, among other things, our anticipated financial performance, business prospects, technological developments, new products, future distribution or license rights, international expansion, possible strategic alternatives, new business concepts, capital expenditures, consumer trends and similar matters.

Forward looking statements necessarily involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievement expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intend," "expect," "anticipate," "assume", "hope", "plan," "believe," "seek," "estimate," "predict," "approximate," "potential," "continue", or the negative of such terms. Statements including these words and variations of such words, and other similar expressions, are forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable based upon our knowledge of our business, we cannot absolutely predict or guarantee our future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, the following: changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; the financial condition of the suppliers and manufacturers from whom we source our merchandise; economic and political instability in foreign countries or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom we source products are located or in which we may actually conduct or intend to expand our business; changes in tax laws, or the laws and regulations governing direct or network marketing organizations; our ability to hire, train and retain a consistent supply of reliable and effective participants in our direct or network marketing operation; general economic, business and social conditions in the United States and in countries from which we may source products, supplies or customers; the costs of complying with changes in applicable labor laws or requirements, including without limitation with respect to health care; changes in the costs of interest rates, insurance, shipping and postage, energy, fuel and other business utilities; the reliability, longevity and performance of our licensors and others from whom we derive intellectual property or distribution rights in our business; the risk of non-payment by, and/or insolvency or bankruptcy of, customers and others owing indebtedness to us; threats or acts of terrorism or war; and strikes, work stoppages or slow downs by unions affecting businesses which have an impact on our ability to conduct our own business operations.

Forward-looking statements that we make, or that are made by others on our behalf with our knowledge and express permission, are based on a knowledge of our business and the environment in which we operate, but because of the factors listed above, actual results may differ from those in the forward-looking statements. Consequently, these cautionary statements qualify all of the forward-looking statements we make herein. We cannot assure the reader that the results or developments anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates, or on any subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or thereof or to reflect the occurrence of unanticipated events.

ITEM 1: DESCRIPTION OF BUSINESS

(a) Business Development

Reclamation Consulting and Applications, Inc., ("us", "we", the "Company" or the "Registrant") is a Colorado corporation that currently specializes in the production and sale of its Alderox(TM) products, including Alderox(TM) ASA-12TM, DCR(TM), KR-7(TM), PaverBlend(TM), TSR(TM), and ASA Cleaners. We were originally formed in 1976, under the name "Vac-Tec Systems, Inc." and operated primarily in the glass vaccum coating business. Subsequently, in early 1977, we were reorganized as a public shell corporation with no significant assets.

Presently, we are engaged primarily in the production, sale and distribution of our Alderox(TM) line of products which are made from our patented formula relating specifically to an improved release agent for mitigating the sticking of asphalt, concrete and other similar products to various surfaces. Release agents are commonly applied to containers, mixers, truck beds and forms prior to pouring asphalt or concrete into them, and act as a barrier to mitigate adhesion of the asphalt, concrete or other material to the relevant surfaces. The release agents included in our Alderox(TM) line of products are comprised mostly of oils, especially a 100% biodegradable and otherwise environmentally friendly oil such as soybean oils. Our Alderox(TM) formulation may be comprised of any desired oil or combination of oils, filtered or unfiltered, with little or no water, so long as it meets the ranges of viscosity, specific gravity and other criteria determined by us to be the most effective for release agents.

Our Alderox(TM) line of products includes ASA-12(TM), DCR(TM), KR-7(TM), PaverBlend(TM), TSR(TM), and ASA Cleaners. ASA-12(TM) is an asphalt release agent and DCR(TM) is a drag chain lubricant, each of which was developed by us in response to the need for effective, economical and environmentally-friendly products in the asphalt industry. PaverBlend(TM) is also an asphalt related product used to keep paving equipment free from debris. KR7(TM) is a concrete release agent also developed by us in response to the concrete industry's need for effective, economical and environmentally-friendly product. TSR(TM) is an environmentally friendly product for the oil sands industry to reduce the build-up of clay, lime and mud on the undercarriages and sides of transport vehicles and equipment. Our application equipment includes the Reliant 1 and Reliant 2 control spray systems. Reliant 1 was specifically designed to control the amount and temperature of Alderox ASA-12(TM) sprayed onto the bed of asphalt haul trucks. The pump system draws from a tank that stores the Alderox(TM) product. Reliant 2 was designed as a specialized spray system for drag chain lubrication for use within the asphalt production and mining industries. Drag chains are large industrial chains used in the asphalt industry to drag or transport asphalt from production to distribution containers.

(b) Business of Issuer

Principal Products and Serivces and their Markets

We are primarily engaged in the production and sale of our Alderox(TM) line of products, including Alderox(TM) ASA-12(TM), DCR(TM), KR-7(TM), PaverBlend(TM), TSR(TM) and ASA Cleaners. We manufacture, sell and service the Alderox(TM) line of products throughout the United States and Canada through manufacturers' sales representatives. We also distribute our Alderox(TM) line of products through international distributors. ITA Asphalt Limited, a Northern Ireland corporation ("ITA Asphalt") is the our exclusive distributor in the Republic of Ireland and the United Kingdom. Suretech Marketing, Pvt., Ltd., an Indian corporation, is our our exclusive distributor in India.

Alderox(TM) ASA-12(TM) is a ready-to-use product that allows asphalt to slide easily from truck beds. Alderox(TM) DCR(TM) is a ready-to-use lubricant used to reduce start-up amps and eliminates power spiking while ensuring that highly-polymerized asphalt mixes do not build-up on drag chains or slats. Alderox(TM) PaverBlend(TM) is a ready-to-use cleaner that ensures that paving equipment is kept clean from debris. Alderox(TM) KR7(TM) is a ready-to-use product that allows concrete to release easily from concrete molds and forms. Alderox(TM) TSR(TM) is an environmentally friendly product for the oil sands industry to reduce the build-up of clay, lime and mud on the undercarriages and sides of transport vehicles and equipment.

We have obtained government approval from Environment Canada, an environmental agency of the government of Canada, for the sale and distrbituion of Alderox(TM) ASA-12(TM) and KR-7(TM) throughout Canada. Environment Canada has approved Alderox(TM) ASA-12(TM) and KR-7(TM) as the Canadian standard for similar consumer products, and both our products now carry the Canadian Environmental Choice EcoLogo. We plan to apply for national standard EcoLogo status in Canada for TSR(TM) and DCR(TM) in the future. We are not aware of any Canadian government approvals necessary for the sale of TSR(TM), DCR(TM), or ASA Cleaners.

In the United States, we have obtained approval from the Departments of Transporation of the states of Connecticut, Utah, Georgia, Washington, Colorado and Oklahoma for the use of ASA-12(TM) within those states by state agencies and authorities. We are not aware of any government approvals required for the sale of our Alderox(TM) line of products in the states of California, Florida, Hawaii, New Jersey, Pennsylvania, Alaska, New Mexico, West Virginia, Arizona, Tennessee or Oregon. We have applied for approval of the sale of Alderox(TM) ASA-12(TM) in the states of Texas, New York, Nevada, Louisiana, Mississippi, Alabama, Ohio, Maryland, Massachusetts and Wyoming, and we currently are in the process of applying for approvals for the sale of Alderox(TM) ASA-12(TM) within other states as well. We are not aware of any United States federal approvals necessary prior to the sale of Alderox(TM) KR7(TM), DCR(TM), PaverBlend(TM), TSR(TM) or ASA Cleaners. Our management believes the advantages of the Alderox(TM) line of products over its competitors are as follows:

            o     our products are 100% biodegradable;
            o     our products are completely non-hazardous;
            o     our products are easily applied;
            o our products cause no negative impact to equipment or asphalt/concrete; and
            o     our products are use an exclusive filming technology

Marketing & Sales

Our marketing program includes the development of international markets and support of existing manufacturers' representatives throughout the United States and Canada. This support includes the development of compliance data, sales materials, product demonstrations and sales leads. Compliance data is performance data we generate from on-site pilot testing, and includes a comparison of the characteristics of asphalt release from trucks prior to applying Alderox(TM) ASA-12(TM) and after applying Alderox(TM) ASA-12(TM) with other competitive products currently in use in our targer markets. Within the domestic market, we utilize a nationwide network of manufacturers' sales representatives for all marketing, sales, manufacturing and service of our Alderox(TM) line of products. Internationally, we are under exclusive Distributorship Agreements with ITA Asphalt Limited, a Northern Ireland corporation, for the marketing, sales and service of our Alderox(TM) line of products throughout the Republic of Ireland and the United Kingdom, and with Suretech Marketing Pvt. Ltd., an Indian corporation, for the marketing, sales and service of our Alderox line of products in India.

Competition

To our management's knowledge, we compete with over sixty (60) other companies who have competing products. Due to the substantial similarity in available products and technology, product differentiation and preference is largely a function of the sales effort. The market in which we compete is fragemented, and no single firm dominates the market as a whole. Some of our competitors are considerably larger than us and have substantially more resources. Some of our competitors are smaller than us, have less financial resources, and operate strictly on a regional basis.

Competition in this industry focuses on price, quality, features, performance, specialization, expertise, reliabilty, technology, customer relationships, marketing, advertising, sales, publicity, distribution, serving particular market niches, and appealing to particiular consumers. Our largest competitors in the markets we serve are Compound Technologies, Inc. and Zep Manufacturing Company.

Raw Materials

Our products are manufactured using ingredients that are 100% natural. The formulas and methods used in our Alderox(TM) line of products have been patented in the United States. The raw materials necessary for the manufacture of the our Alderox(TM) line of products are readily available from numerous sources and we are not dependent on any particular supplier for these items.

Dependence on a Few Customers

The domestic sales of our Alderox(TM) line of products and equipment is not dependent on one or a few major customers. On the other hand, we presently sell our Alderox(TM) line of products internationally to two customers. These customers are ITA Asphalt Limited, the exclusive distributor of our Alderox(TM) line of products in the Republic of Ireland and the United Kingdom, and Suretech Marketing Pvt. Ltd., the exclusive distributor of the our Alderox(TM) line of products in India.

Intellectual Property Rights

We have been issued a patent with respect to our Alderox(TM) Release Agent Formulas and Methods from the United States Patent and Trademark Office. (the "USPTO"), and we have a pending application for patent protection under the Patent Cooperation Treaty. We have registered six trademarks with the USPTO for the following: Alderox(TM), KR7(TM) , ASA-12(TM), DCR(TM) PaverBlend(TM) and TSR(TM).

Environmental Issues

The industry in which we compete is subject to environmental laws and regulations concerning emissions into the air, discharges into waterways, and the generation, handling, storage and disposal of waste materials, some of which may be hazardous. These laws and regulations are constantly evolving and we cannot predict accurately the effect, if any, they will have on our business in the future. It is our policy to comply with all applicable environmental, health and safety laws and regulations. In many instances, the regulations have not been finalized, or are frequently being modified. Even where regulations have been adopted, they are subject to varying and contradicting interpretations and implementation. In some cases, compliance can only be achieved by capital expenditure. We cannot accurately predict what capital expenditures, if any, may be required. We believe that our operations currently are in compliance with all applicable laws and regulations on environmental matters.

Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violations. As a generator of hazardous materials, we are subject to financial exposure with regard to our properties even if we fully comply with these laws. In addition, we utilize facilities that are located in industrial areas and have lengthy operating histories. As a consequence, it is possible that historical or neighboring activities have affected properties we currently rent, and that, as a result, additional environmental issues may arise in the future, the precise nature of which we cannot now predict. Any present or future noncompliance with environmental laws or future discovery of contamination could have a material adverse effect on our results of operations or financial condition.

Government Regulation

Regulations governing the sale of asphalt release agents are enacted on a state-by-state basis. Each state has its own approval process, with some being more stringent than others. This process is designed to assure that the products that are approved meet certain governmental environmental regulations specific to that state. Our customers are responsible for compliance with these regulations and we have not assumed any responsibility for compliance as a provider of products to our customers. Not all states require approval prior to the sale of our Alderox(TM) line of products. We are not aware of any state or federal regulations that require governmental approval prior to the sale or use of concrete release agents such as Alderox(TM) KR7(TM), drag chain lubricants such as Alderox(TM) DCR(TM) , non-stick undercoatings and coatings, such as Alderox(TM) TSR(TM), cleaners such as PaverBlend(TM) or our other ASA Cleaners.

After Market Sales Responsibility

We warrant to our customers that our Alderox(TM) line of products will perform to their intended purposes.

Research and Development

Our products and the technology underlying our products are in the early stages of market acceptance. Our management estimates that we have spent approximately $750,000 within the last two years on research and development efforts, which costs have been expensed, in part, as a sales expense.

Employees

We currently have six full-time employees.

ITEM 2. DESCRIPTION OF PROPERTY

We own no real property.

We presently rent approximately 876 square feet of office space located at 23832 Rockfield Blvd. Suite 275, Lake Forest, CA 92630 pursuant to an informal month-to-month agreement at $1,919 per month. In addition, we lease approximately 9,020 square feet of warehouse space located at 3752 West 2270 South, West Valley City, UT 84120 pursuant to a written lease at a monthly rental rate of approximately $5,067. This lease is set to expire on September 1, 2007.

ITEM 3. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or a publicly reporting company. Below is a brief summary of our existing, pending and known threatened litigation as of the date of this report:

On April 15, 2005 a complaint was filed by Jamestown, L.C. against us in the matter entitled Jamestown L.C. vs. Reclamation Consulting and Applications, Inc. Case No. 050907049, filed with the Third Judicial District Court, County of Salt Lake, State of Utah. The complaint alleges unjust enrichment and seeks past due rent in the amount of $54,272.58 plus interest and attorney fees. Our management has denied that the plaintiffs are owed the amounts sought and we intend to vigorously defend this action on the basis brought by the plaintiffs. Specifically, our management contends that we were precluded from using the facilities leased to us by Jamestown, L.C. to manufacture our products due to existing violations of fire code regulations on the property, and that we were forced to leave the property by governmental authorities. Accordingly,we could not perform under the lease agreement. Based upon a stipulation of the parties in this matter, the parties have agreed to stay all proceedings pending mediation and arbitration. On September 22, 2005, this matter was arbitrated/mediated in Salt Lake City, Utah, and the parties entered into a Memorandum of Understanding. Pursuant to the Memorandum of Understanding, we have agreed to pay the plaintiff the sum of $30,000 on March 1, 2006, and $3,100 per month for 24 months commencing on April 1, 2006, subject to our option to pay the entire settlement amount at a 20% discount.

On May 2, 2005, a complaint was filed by Pacific Business Capital Corporation against us, our President, Gordon Davies, and our Vice President, Michael Davies, in the matter entitled Pacific Business Capital vs. Reclamation Consulting and Applications, Inc., et. al., Case No. 05CC05777, filed with the Superior Court of State of California, County of Orange. The complaint alleges, among other things, a cause of action for breach of contract and seeks the return of approximately $55,000, which the plaintiffs allege they loaned us under a "partly written, partly oral" agreement, pursuant to which a total of $80,000 was loaned to us. Our management has denied that the plaintiffs are owed the amounts sought and we intend to vigorously defend this action on the basis brought by the plaintiffs. Specifically, our management denies that any such agreement for such loan ever existed, and that we never received any funds pursuant thereto, if any, from the plaintiffs. On August 2, 2005, a hearing on our Demurrer to the Complaint, filed on May 2, 2005, was held, pursuant to which the court granted our Demurrer on the grounds set forth therein, but granted plaintiffs leave to amend their Complaint. On August 29, 2005, plaintiffs again filed an amended complaint against us, Mr. Gordon Davies, and Mr. Michael Davies. This matter is currently in the discovery phase and, as such, our counsel has advised us that it is premature to attempt to estimate any potential outcome or loss at this time.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY SHAREHOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended June 30, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades over-the-counter on the electronic Bulletin Board under the trading symbol "RCAA". The closing sales price of our common stock on June 30, 2005, was $0.19 per share.

The following table indicates quarterly high and low price per share for our common stock during the fiscal year ended June 30, 2005 and during the fiscal year ended June 30, 2004. These prices represent quotations among dealers without adjustments for retail mark-ups, markdowns or commissions, and may not represent actual transactions. The market for our shares has been sporadic and at times very limited.

                Period                            High Bid     Low Bid      High Ask     Low Ask
                ------                            --------     -------      --------     -------
      4th Quarter ended June 30, 2005             $  0.32      $  0.19      $  0.35      $  0.21
      3rd Quarter ended March 31, 2005               0.38         0.21         0.39         0.22
      2nd Quarter ended December 31, 2004            0.38         0.18         0.40         0.23
      1st Quarter ended September 30, 2004           0.45         0.31         0.49         0.35
      4th Quarter ended June 30, 2004                0.50         0.33         0.55         0.39
      3rd Quarter ended March 31, 2004               0.73         0.44         0.77         0.47
      2nd Quarter ended December 31, 2003            0.82         0.60         0.85         0.62
      1st Quarter ended September 30, 2003           0.83         0.44         0.85         0.63

Number of Shareholders

At June 30, 2005, we had approximately 680 stockholders of record of our common stock. At October 13, 2005, we had approximately 692 stockholders of record of our common stock. These figures do not include beneficial owners of common stock held in nominee or street name, as we cannot accurately estimate the number of these beneficial owners.

Dividend Policy

We did not declare or pay any dividends during our fiscal year ended June 30, 2005 and fiscal year ended June 30, 2004. The payment of dividends on our common stock, if any, is dependent upon the amounts of our future after-tax earnings, if any, and is subject to the discretion of our Board of Directors. Our Board of Directors is not legally obligated to declare dividends, even if we are profitable.

Penny Stock

Our common stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) (1) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our Common Stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our Common Stock and may affect the ability of our shareholders to sell their shares.

Securities Authorized For Issuance Under Equity Compensation Plans

We do not have any securities authorized for issuance under any equity compensation plans.

Recent Sales of Unregistered Securities

On August 20, 2004, we issued 412,093 shares in exchange for services rendered valued at $123,513. We believe such issuances were exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

On August 24, 2004, we issued 726,663 shares related to a private placement valued at $218,000. We believe such issuances were exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

On August 27, 2004, we issued 40,000 shares related to a private placement valued at $12,000. We believe such issuances were exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

On October 5, 2004, we issued 5,000 shares related to an accrued interest converted valued at $1,500. We believe such issuances were exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

On October 6, 2004, we issued 49,375 shares in exchange for services rendered valued at $14,812.50. We believe such issuances were exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

On January 3, 2005, we issued 710,000 shares in exchange for services rendered valued at $142,000. We believe such issuances were exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

On January 4, 2005, we issued 150,000 shares related to a note payable conversion valued at $30,000. We believe such issuances were exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

On January 4, 2005, we issued 150,000 shares related to a private placement valued at $30,000. We believe such issuances were exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

On January 4, 2005, we issued 340,000 shares related to a loan payable conversion valued at 68,000. We believe such issuances were exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

On February 28, 2005, we issued 580,500 shares related to a private placement valued at $116,100. We believe such issuances were exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

On February 28, 2005, we issued 242,500 shares related to a loan payable conversion valued at $48,500. We believe such issuances were exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

On April 8, 2005, we issued 384,615 shares in exchange for services rendered valued at $103,846. We believe such issuances were exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

On June 2, 2005, we issued 20,000 shares related to an accrued interest converted valued at $3,400. We believe such issuances were exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

On May 31, 2005, we issued 425,780 shares related to a private placement valued at $95,156. We believe such issuances were exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

On May 31, 2005, we issued 111,667 shares in exchange for services rendered valued at $14,100. We believe such issuances were exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

On June 20, 2005, we issued 5,000 shares in exchange for services rendered valued at $1,000. We believe such issuances were exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on June 23, 2005 for the sale of (i) $2,000,000 in secured convertible notes and (ii) warrants to buy 8,000,000 shares of our common stock.

The investors are obligated to provide us with an aggregate of $2,000,000 as follows:

            o     $700,000 was disbursed on June 23, 2005;

            o $600,000 will be disbursed within five days of the filing of this registration statement; and

            o $700,000 will be disbursed within five days of the effectiveness of this prospectus.

Accordingly, as of October 13, 2005, we had received a total of $1,300,000 pursuant to the Securities Purchase Agreement.

The secured convertible notes bear interest at 10%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $0.21 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The full principal amount of the secured convertible notes is due upon default under the terms of secured convertible notes. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.28 per share. In addition the warrants exercise price gets adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of this warrant.

Except as expressly set forth above, the individuals and entities to whom we issued securities as indicated in this section of this Report are unaffiliated with us.

Purchases of Equity Securities

We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities in the fourth quarter of our fiscal year ended June 30, 2005. We did not repurchase any of our securities in the fourth quarter of our fiscal year ended June 30, 2005, and accordingly, we have eliminated such table.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following presentation of Management's Discussion and Analysis has been prepared by internal management and should be read in conjunction with the financial statements and notes thereto included in Item 7 of this Annual Report on Form 10-KSB. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements about reliance on forward-looking statements made earlier in this document should be given serious consideration with respect to all forward-looking statements wherever they appear in this report, notwithstanding that the "safe harbor" protections available to some publicly reporting companies under applicable federal securities law do not apply to us as an issuer of penny stocks. Our actual results could differ materially from those discussed here.

Results of Operations for the Twelve Months Ended June 30, 2005 and June 30,
2004.

      ---------------------------------------------------------------------------------------------------------
                                                            June 30, 2005                    June 30, 2004
                                                            -------------                    -------------
      Net Revenues                                $    242,965         100.00%     $    289,218         100.00%
      Cost of Revenues                                 192,937          79.41%          185,280          64.06%
                                                  ------------                     ------------

      Gross Profit                                      50,028          20.59%          103,938          35.94%
      Selling, General and Administrative
      Expenses                                       2,210,588         909.84%        2,044,600         706.94%
                                                  ------------                     ------------
      Operating Expenses                             2,210,588         909.84%        2,044,600         706.94%
                                                  ------------                     ------------

      Loss from Operations                          (2,160,560)       (889.25)%      (1,940,662)       (671.00)%

      Other  Income (Expense)
      Interest Income                                   60,491          24.90%           46,284          16.00%
      Loss on uncollectible notes receivable        (1,080,320)       (444.64)%              --           0.00%
      Loss on settlement of debt                            --                         (578,695)
      Interest Expense                                (486,795)       (200.36)%         (45,622)        (15.77)%
      Legal Settlement                                 (34,625)        (14.25)%              --
      Loss on Impairment of Inventory                       --                             (583)         (0.20)%
      Loss on disposal of property and
      equipment                                             --                          (22,692)         (7.85)%
                                                  ------------                     ------------
      Total Other Income                            (1,541,249)       (634.35)%        (601,308)       (207.91)%
                                                  ------------                     ------------

      Loss before provision for income taxes        (3,701,809)      (1497.09)%      (2,541,970)       (878.91)%
      Provision for Income Taxes                           800                              800
                                                  ------------                     ------------
      Net Loss                                      (3,702,609)      (1497.42)%      (2,542,770)       (879.19)%
      ---------------------------------------------------------------------------------------------------------

Net Revenues

Net Revenues for the twelve months ended June 30, 2005 decreased to $242,965 from $289,218 for the twelve months ended June 30, 2004. The decrease in net sales of $46,253, or approximately 15.99%, over the 2004 period is due primarily to the termination of our distributorship relationship with North American Systems, Inc.

Cost of Revenues

Cost of sales for the twelve months ended June 30, 2005 increased to $192,937 from $185,280 for the twelve months ended June 30, 2004. The overall increase in cost of sales of $7,657, or approximately 4.13%, over the 2004 period is directly attributable to costs and expenses associated with the introduction of our Alderox(TM) line of products to the marketplace.

Gross Profit

Overall gross profit for the twelve months ended June 30, 2005 decreased to $50,028 from $103,938 for the twelve months ended June 30, 2004. The overall decrease in gross profit of $53,910 or approximately 51.87% over the 2004 period is directly attributable to an increase in costs and expenses associated with the introduction of our Alderox(TM) line of products to the marketplace and a reduced sales volume due to the termination of North American Systems, Inc.

Operating Expenses

Total operating expenses for the twelve months ended June 30, 2005 increased to $2,210,588 from $2,044,600 for the twelve months ended June 30, 2004. The overall increase in operating expenses of approximately $165,988 or approximately 8.12%, over the 2004 period is covered below in our discussions of Selling, General and Administrative Expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the twelve months ended June 30, 2005 increased to $2,210,588 from $2,044,600 for the twelve months ended June 30, 2004. The overall increase in operating expenses of approximately $165,988 or approximately 8.12%, over the 2004 period is due primarily to the acquisition of our production facility in West Valley, Utah and the sales infrastructure of the United States market from North American Systems, Inc.

Interest Income

Interest Income for the twelve months ended June 30, 2005 increased to $60,491 from $46,284 for the twelve months ended June 30, 2004. The overall increase in our Interest Income of $14,207 or approximately 30.70% over the 2004 period is due primarily to increase in the note receivable balance through November 2004 over the balance in the prior year pursuant to the Revolving Loan Agreement with North American Systems, Inc.

Loss on Uncollectible Notes Receivable

For the twelve months ended June 30, 2005, we recorded a loss on uncollectible notes receivables of $1,080,320, and for the twelve months ended June 30, 2004, we did not record a loss on uncollectible notes receivables. Our loss from uncollectible notes receivable for the twelve months ended June 30, 2005 is due to the insolvency of North American Systems, Inc.

Loss on Settlement of Debts

For the twelve months ended June 30, 2005, we did not record a loss on settlement of debts as no such transactions occurred, and for the twelve months ended June 30, 2004, we recorded a loss on settlement of debts of $578,695.

Interest Expense

Interest Expense for the twelve months ended June 30, 2005 increased to $486,795 from $45,622 for the twelve months ended June 30, 2004. The overall increase in our Interest Expense of $441,173 or approximately 967.02% over the 2004 period is due primarily to financing activities.

Legal Settlement

During our fiscal year ended June 30, 2005, we had net legal settlements in the amount of $34,625, with no such legal settlements in fiscal 2004.

Loss on Disposal of Property and Equipment

For the twelve months ended June 30, 2005, we did not record a loss on disposal of property and equipment as no such transactions occurred, and for the twelve months ended June 30, 2004, we recorded a loss on disposal of property and equipment of $22,692.

Net Loss

Net Loss for the twelve months ended June 30, 2005 increased to $3,702,609 from $2,542,770 for the twelve months ended June 30, 2004. This increase in Net Loss of $1,159,839 or approximately 45.61% over the 2004 period is due primarily to the termination of the Distributorship Agreement with North American Systems, Inc.

Liquidity and Capital Resources

      -----------------------------------------------------------------------------------------
                                                                    June 30,          June 30,
                                                                        2005              2004
                                                                        ----              ----
      Net cash provided by (used in)  operating activities      $ (1,510,848)     $ (1,119,430)
      Net cash provided by (used in) investing activities           (306,659)         (716,126)
      Net cash provided by (used in) financing activities          1,816,464         1,836,299
      -----------------------------------------------------------------------------------------

General

For the twelve months ended June 30, 2005, we had negative cash flows resulting from $1,510,848 of cash used in our operating activities, $306,659 of cash used in our investing activities, and $1,816,464 of cash provided by our financing activities. Accordingly, for the twelve months ended June 30, 2005, our funds from operations were insufficient to cover our daily operations as further explained below.

Cash Flows from Operating Activities

Net cash used in our operating activities of $1,510,848 for the twelve months ended June 30, 2005 was primarily attributable to a net loss of $3,702,609, adjustments to reconcile net income to net cash used in our operating activities in the amount of $2,191,761, principally loss on uncollectible notes receivable of $1,080,320, issuance of stock options for services rendered of $495,530, issuance of shares for services rendered of $403,118 and fair value of derivative liabilities recorded to interest expense of $330,535. We used more cash in operations in fiscal 2005 vs. fiscal 2004 due primarily to an increase in cash expenditures in 2005 over 2004.

Cash Flows from Investing Activities

Net cash used in our investing activities of $306,659 for the twelve months ended June 30, 2005 was cash used in our acquisition of property and equipment of $4,757 and advances on notes receivable of $301,902. We used less cash in investing activities in fiscal 2005 vs. fiscal 2004 due to our financing support of North American Systems, Inc. in fiscal 2004.

Cash Flows from Financing Activities

Net cash provided by our financing activities of $1,816,464 for the twelve months ended June 30, 2005 was comprised of proceeds on notes payable of $1,875,466, payment of deferred financing costs of $40,000, payments on notes payable of $495,258, and issuance of common stock for cash of $476,256.

Internal Sources of Liquidity

For the twelve months ended June 30, 2005, the funds generated from our operations were insufficient to fund our daily operations. Gross profits for fiscal year 2005 were $50,028, which was insufficient to meet our operating expenses of $2,210,588 for the same period. There is no assurance that funds from our future operations will meet the requirements of our daily operations in the future. In the event that funds from our operations will be insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

External Sources of Liquidity

We actively pursue all potential financing options as we look to secure additional funds to both stabilize and grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits. There can be no assurance that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of such financing will be favorable to us or our existing stockholders. As a result, our independent registered public accounting firm has issued a "going concern" modification on its report dated October 3, 2005.

At June 30, 2005, we have debt owing to related parties aggregating $415,575 as summarized in Note 6 to the financial statements.

At June 30, 2005, we have debt owing to non-related parties aggregating $1,038,850 as summarized in Note 7 to the financial statements.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements are included beginning immediately following the signature page to this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 30, 2005, we dismissed Kabani & Company, Inc. ("Kabani"), as our independent auditor. Kabani reported on our financial statements for the fiscal years ended June 30, 2004 and 2003. We are not aware of any past disagreements between us and Kabani on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. There were "no reportable events" (as such term is defined in Item 304 of Regulation S-K) that occurred within our fiscal years ended June 30, 2004 and 2003, nor any subsequent interim period preceding the replacement of Kabani. The decision to change accountants was recommended and approved by our Board of Directors.

Effective June 30, 2005, we appointed Corbin & Company LLP ("Corbin"), which appointment was approved by our Board of Directors, to act as our independent auditors. During our two most recent fiscal years and any subsequent interim period prior to the engagement of Corbin, neither we nor anyone on our behalf consulted with Corbin regarding either (1) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements, or (2) any matter that was either the subject of a "disagreement" or a "reportable event" (each as defined in Item 304 of Regulation S-K).

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, June 30, 2005. This evaluation was carried out under the supervision and with the participation of our President, Mr. Gordon W. Davies, and our Chief Financial Officer, Mr. Michael C. Davies (collectively, the "Certifying Officers"). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, June 30, 2005, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the "Commission").

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our periodic reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended June 30, 2005. Based upon this evaluation, we have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

ITEM 9. DIRECTORS AND OFFICERS OF THE REGISTRANT

Our executive officers and directors, and their respective ages as of September 26, 2005, are as follows:

   NAME                   AGE      POSITION                                    SINCE
   ----                   ---      --------                                    -----
   Gordon W. Davies        37      President and Director                      December 1997

   Michael C. Davies       36      Chief Financial Officer, Vice President     December 1997
                                   and Director

On June 21, 2005 Mr. Paul J. Petit resigned as a Director of our Company for personal reasons, and the vacancy has not been filled as of the date of this Report. Mr. Petit had served as our Director since March 2003 until his resignation on June 21, 2005.

Gordon W. Davies currently serves as our Director and President, positions he has held since December 1997. From 1991 to 1994, Mr. Davies served as an Accounts Executive for Innovative Environmental Services, Ltd., a company primarily involved in the sales and marketing of wastewater treatment equipment in Vancouver, British Columbia, Canada. During 1993, he was employed for some time as a Sales Manager for Transenviro, Inc., an international supplier of wastewater treatment equipment and process design engineering located in Irvine, California. Subsequently, from 1994 to 1996, Mr. Davies, was employed as a Sales/Marketing & Proposals Manager for Babcock King-Wilkinson, LP, a limited partnership involved in the business of wastewater treatment system process design/engineering and equipment supply operations on a worldwide basis located in Irvine, California.

From 1996 to 2000, Mr. Davies served as a Director and the President of Aquadynamic Technologies, Inc. and as a Director of its wholly owned subsidiary, Aquatek, Inc. From 1996 to 1998, Mr. Davies also served as the General Manager of Wil-Flow, Inc.

Michael C. Davies currently serves as our Director, Vice President and Chief Financial Officer, positions he has held since December 1997. From 1988 to 1991 Mr. Davies served as the Owner/Manager of Fuel Oil Polishing Company, a company located in Vancouver, British Columbia, Canada, and primarily involved in the sales, marketing and project management of fuel oils polishing within the Province of British Columbia. Subsequently, from 1991 to 1993, he served as an Accounts Executive with Innovative Environmental Services, Ltd., a company primarily involved in the sales and marketing of wastewater treatment equipment in Vancouver, British Columbia, Canada. From 1993 to 1994 he served as the Marketing Manager for Transenviro, Inc., an international supplier of wastewater treatment equipment and process design engineering located in Irvine, California. From 1994 to 1996, Mr. Davies served as the Marketing Manager for Babcock King-Wilkinson, LP, a wastewater treatment business located in Irvine, California.

From 1996 to 2000, Mr. Davies also served as the Vice President and Director for Aquadynamic Technologies, Inc., and its wholly owned subsidiary, Aquatek, Inc. Aquadynamic Technologies, Inc. is an engineering design business and supplier of computer-automated process and motor control systems for water and wastewater treatment systems.

From 1996 to 1998 Mr. Davies also served as the Vice President of Sales and as a Director for Wil-Flow, Inc., the sole supplier of a patented Rapid Gravity Dewatering ("RGD") wastewater sludge dewatering system.

Term of Office

Our directors are elected for a one-year term to hold office until the next annual general meeting of our shareholders, or until removed from office in accordance with our bylaws and applicable law. Our officers are appointed by our Board of Directors and hold office until removed by the Board.

Family Relationships

Mr. Gordon W. Davies, our President and Director, is the brother of Michael C. Davies, our Vice President, Chief Financial Officer and Director.

Audit Committee and Financial Expert Disclosures

Section 301 of the Sarbanes-Oxley Act of 2003, and SEC regulations implementing that provision require that public companies disclose a determination by their Board of Directors as to the existence of a financial expert on their audit committee and, if none is determined to exist, that the Board of Directors has determined that no one serving on its Board of Directors meets the qualification of a financial expert as defined in the Sarbanes-Oxley Act and implementing regulations.

As of June 30, 2005, and as of the date of filing of this report, we have not created any standing committees of the Board of Directors, including an audit committee. Accordingly, our entire Board of Directors serves as our audit committee. We also disclose that our Board has determined that we have not, and we do not, possess on our Board of Directors anyone who qualifies as an audit committee financial expert and, unless and until one is identified and agrees to serve, we will continue to rely on outside professional consultants who advise us with respect to audit matters.

Changes to Procedures Regarding Nomination of Directors to the Board of
Directors

During our fiscal year ended June 30, 2005, there were no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. Based solely upon review of the copies of such reports furnished to us during, and with respect to, the fiscal year ended June 30, 2005 or any written representations we received from a director, officer, or beneficial owner of more than 10% of our common stock that no other reports were required during that period, we believe that, for the fiscal year ended June 30, 2005, all Section 16(a) filing requirements applicable to our reporting persons were met.

Code of Ethics

We have adopted a Code of Ethics applicable to our principal executive officers, principal financial officers, principal accounting officers or controllers, or persons performing similar functions. Our Code of Ethics is filed as an Exhibit with this Report.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Directors

Directors were not compensated for any services they provided as directors on the Company's board of directors for the fiscal year ended June 30, 2005.

Compensation of Executives

The following table reflects compensation paid or accrued during the indicated fiscal years (ending on June 30th of the indicated year) with respect to compensation paid or accrued by us to or on behalf of our executive officers.

                                                                                               Long Term
                                                                                              Compensation
                                              Annual Compensation

                                                                    Other              Awards            Payouts
                                                                    Annual     Restricted  Securities
                                                                   Compen-        Stock    Underlying     LTP     All Other
                                              Salary      Bonus     sation       Awards     Options     Payouts  Compensation
Name and Principal Position         Year        ($)        ($)         ($)        ($)          (#)        ($)        ($)
Mr. Gordon W. Davies (1)            2005      135,200        0           0          0       1,000,000       0          0
President and Director              2004      135,200       --          --         --          --          --         --
                                    2003      135,200       --          --         --          --          --         --


Mr. Michael C. Davies               2005      135,200        0           0          0       1,000,000       0          0
Vice President, Chief               2004      135,200       --          --         --          --          --         --
 Financial Officer and Director     2003      135,200       --          --         --          --          --         --

Employment Agreements

On January 6, 2005, we entered into employment agreements with Mr. Gordon Davies to serve as our President and with Mr. Michael Davies to serve as our Executive Vice President and Chief Financial Officer, each for a term of five (5) years and at a compensation rate of $135,200 per annum for the first year of employment, and increasing by twenty percent (20%) on each anniversary date of their respective employment agreements, provided we achieve a minimum net profit of $250,000 in that particular fiscal year. In addition, the employment agreements provide for bonuses on a sliding scale based on us achieving certain levels of net profits in each fiscal year. Pursuant to the employment agreements, we have agreed to pay each of these executive officers a bonus equal to 10% of their base salary in any fiscal year in which our net profit equals or exceeds $250,000. This percentage increases on a sliding scale as net profits in any fiscal year over the five year contract term increase above $500,000, with a bonus equal to 100% of base salary if we realize a net profit of $2,500,000 or more in any fiscal year. In addition, the employment agreements grant Mr. Gordon Davies and Mr. Michael Davies options to purchase 2,500,000 shares of our restricted common stock, 1,500,000 of which were carried over from our previous employment agreement with Mr. Gordon Davies and Mr. Michael Davies. These options vested according to the following schedule: 500,000 options vested on January 15, 2002 at an exercise price of $0.40 per share, 500,000 options vested on January 15, 2003 at an exercise price of $0.40 per share, 500,000 options vested on January 15, 2004 at an exercise price of $0.40 per share, and on January 15, 2005, 1,000,000 options vested at an exercise price of $0.25 per share. Each of the employment agreements contain certain protective and other provisions, including a death or disability benefit of three (3) months' pay plus three (3) months' benefits. Copies of each of these employment agreements are attached hereto as Exhibits and by this reference incorporated herein.

Option Grants In The Last Fiscal Year

The following table provides information concerning individual grants of stock options during fiscal 2005 to our President, Mr. Gordon W. Davies and our Vice President and Chief Financial Officer, Mr. Michael C. Davies (collectively, the "Named Executive Officers"). The exercise prices in each case equal the last reported sales price per share of our common stock as reported by the Over-the-Counter Bulletin Board on the date of grant. The percentage of total options granted to our employees in the last fiscal year is based on options to purchase an aggregate of 2,640,000 shares of common stock granted to all of our employees in fiscal 2005:

                                    NUMBER OF SHARES OF     PERCENT OF TOTAL
                                       COMMON STOCK         OPTIONS GRANTED      EXERCISE
                                    UNDERLYING OPTIONS      TO EMPLOYEES IN       PRICE      EXPIRATION
      NAME                              GRANTED (#)         LAST FISCAL YEAR      ($/SH)        DATE
      -----------------------       -------------------     -----------------    --------    -----------
      Gordon W. Davies                   1,000,000                 38%             $0.25     06/30/2008
      Michael C. Davies                  1,000,000                 38%             $0.25     06/30/2008

Fiscal Year End Option Values

No options were exercised to any of the Named Executive Officers during the 2005 fiscal year.

The following table sets forth the number of shares of our common stock subject to exercisable and unexercisable stock options that the Named Executive Officers held at June 30, 2005:

                                 NUMBER OF SECURITIES UNDERLYING        VALUE OF UNEXERCISED IN-THE-MONEY
      NAME                    UNEXERCISED OPTIONS AT FISCAL YEAR END       OPTIONS AT FISCAL YEAR END
      --------------------    -------------------------------------     ---------------------------------
                                     EXERCISABLE    UNEXERCISABLE        EXERCISABLE       UNEXERCISABLE
      Gordon W. Davies                2,500,000           0                  $ --
      Michael C. Davies               2,500,000           0                  $ --

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized For Issuance Under Equity Compensation Plans

The following table discloses, in tabular format, information regarding our equity securities authorized for issuance pursuant to any compensation plans as of the end of our fiscal year ended June 30, 2005.

                                              Number of Securities to    Weighted-average exercise     Number of Securities
                                              be issued upon exercise       price of outstanding      remaining available for
                                              of outstanding options,      options, warrants and       future issuance under
                   Plan Category                warrants and rights                rights               equity compensation
                                                                                                         plans (excluding
                                                                                                      securities reflected in
                                                                                                            column (a))
                                                        (a)                          (b)                        (c)
----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by                    0                            0                          0
security holders
Equity compensation plans not approved               22,441,750                    $0.31                         0
by security holders
----------------------------------------------------------------------------------------------------------------------------
                       Total                         22,441,750                    $0.31                         0

The following table sets forth certain information regarding the beneficial ownership of our common stock (including common stock acquirable within 60 days pursuant to options, warrants, conversion privileges or other rights) as of October 13, 2005 (i) by each of the our directors and executive officers, (ii) all executive officers and directors as a group, and (iii) all persons known by us to own beneficially more than 5% of our common stock. All persons listed have sole voting and investment power over the indicated shares unless otherwise indicated.

                                            BENEFICIAL OWNERSHIP
BENEFICIAL OWNER (1)                         NUMBER OF SHARES (1)     PERCENT OF TOTAL (2)
Mr. Michael C. Davies                           2,764,000 (3)                8.6%
23832 Rockfield Boulevard
Suite 275
Lake Forest, California 92630

Mr. Gordon W. Davies                            3,017,400 (3)                9.4%
23832 Rockfield Boulevard
Suite 275
Lake Forest, California 92630

Mr. Kurt Baum                                   3,969,320                   13.4%
680 S. Avon Avenue
Azusa, California 91702

All Officers and Directors as a Group
(2 persons)                                     5,781,900 (4)               16.7%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of October 13, 2005 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)   Based upon 29,628,813 shares issued and outstanding on October 13, 2005.

(3) Includes 2,500,000 shares issuable upon currently exercisable stock options.

(4) Includes 5,000,000 shares issuable upon currently exercisable stock options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationships

Mr. Gordon Davies, our President and Director, and Mr. Michael Davies, our Vice President, Chief Financial Officer and Director, are brothers, and currently jointly serve as the sole Directors of our Company. Collectively, they own approximately 16.7% of our total outstanding common stock, on a fully diluted basis, as of the date of this Report.

Related Party Transactions

On January 6, 2005, we entered into employment agreements with Mr. Gordon Davies to serve as our President and with Mr. Michael Davies to serve as our Executive Vice President and Chief Financial Officer, each for a term of five (5) years and at a compensation rate of $135,200 per annum for the first year of employment, and increasing by twenty percent (20%) on each anniversary date of their respective employment agreements, provided we achieve a minimum net profit of $250,000 in that particular fiscal year. In addition, both employment agreements provide for bonuses on a sliding scale based on us achieving certain levels of net profits in each fiscal year. Pursuant to the employment agreements, we have agreed to pay each of these executive officers a bonus equal to 10% of their base salary in any fiscal year in which our net profit equals or exceeds $250,000. The bonuses increase on a sliding scale as net profits in any fiscal year over the five year contract term increase above $500,000, with a bonus equal to 100% of base salary if we realize a net profit of $2,500,000 or more in any fiscal year. In addition, the employment agreements grant Mr. Gordon Davies and Mr. Michael Davies options to purchase 2,500,000 shares of our restricted common stock, 1,500,000 of which were carried over from our previous employment agreement with Mr. Gordon Davies and Mr. Michael Davies. These options vested according to the following schedule: 500,000 options vested on January 15, 2002 at an exercise price of $0.40 per share, 500,000 options vested on January 15, 2003 at an exercise price of $0.40 per share, 500,000 options vested on January 15, 2004 at an exercise price of $0.40 per share, and on January 15, 2005, 1,000,000 options vested at an exercise price of $0.25 per share. Each of the employment agreements contain certain protective and other provisions, including a death or disability benefit of three (3) months' pay plus three (3) months' benefits. Copies of each of these employment agreements are attached hereto as Exhibits and by this reference incorporated herein.

During the fiscal year ended June 30, 2005, we settled a debt to a related party for $146,500, and agreed to issue 732,500 shares of our common stock towards this settlement.

At June 30, 2005, we have debt owing to related parties aggregating $415,575 as follows:

      o We have unsecured convertible notes payable to some of our shareholders, bearing interest at 10% per annum, convertible into shares or our common stock at $0.25 per share and due upon demand. At June 30, 2005, the aggregate principal and interest due and owing under these notes was $21,000.

      o We have an unsecured convertible note payable to a shareholder, bearing interest at 15% per annum, convertible into shares of our common stock at $0.75 per share and due on June 30, 2006. Pursuant to the terms of the Note, we are required to make monthly payments in the aggregate amount of $1,833. At June 30, 2005, the aggregate principal and interest due and owing under these notes was $20,000.

      o We have an unsecured note payable to a shareholder, bearing interest at 15% per annum and due upon demand. At June 30, 2005, the aggregate principal and interest due and owing under these notes was $16,056.

      o We have unsecured notes payable to some of our shareholders, beating interest at 10% per annum and due upon demand. At June 30, 2005, the aggregate principal and interest due and owing under these notes was $336,964.

      o We have unsecured notes payable to some of our shareholders, beating interest per annum at the credit card rate and due upon demand. At June 30, 2005, the aggregate principal and interest due and owing under these notes was $21,555.

Total interest expense recorded on related-party notes payable for fiscal 2005 was $55,619.

In addition, we issued 1,000,000 options to a relative of our executive officers for services rendered, resulting in consulting expense of $192,249.

ITEM 13. EXHIBITS.

The exhibit index immediately following the signature page of this Report is hereby incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Effective June 30, 2005, we appointed Corbin & Company, Inc. to serve as our independent auditors for the fiscal year ended June 30, 2005. We appointed Kabani & Company, Inc. to serve as our independent auditors for the fiscal year ended June 30, 2004. Our Board of Directors pre-approves all services performed by our principal auditors.

During fiscal years 2005 and 2004, accrued fees owed by us to Corbin & Company, Inc. and/or Kabani & Company, Inc., as applicable, are as follows:

Audit Fees

       2005          2004
       ----          ----
      $42,881      $78,350

Audit Related Fees

      2005       2004
      ----       ----
         0          0

Audit Fees and Audit Related Fees consist of fees billed for professional services rendered for auditing our financial statements, reviews of interim financial statements included in quarterly reports, services performed in connection with other filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Corbin & Company, Inc. in connection with statutory and regulatory filings or engagements.

Tax Fees

      2005       2004
      ----       ----
         0          0

Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees

      2005       2004
      ----       ----
         0      4,075

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECLAMATION CONSULTING AND APPLICATIONS, INC.


By: /s/ Gordon W. Davies
    -----------------------------------
    Gordon W. Davies
    President and Director
    Date: October 13, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Michael C. Davies
    -----------------------------------
    Michael C. Davies
    Chief Financial Officer, Vice President and Director
    Date: October 13, 2005

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                                            FINANCIAL STATEMENTS

                                      For The Years Ended June 30, 2005 and 2004

                                                                            with

                       REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

================================================================================

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                                               TABLE OF CONTENTS

================================================================================

Reports of Independent Registered Public Accounting Firms....................F-1

Financial Statements:

   Balance Sheet.............................................................F-3

   Statements of Operations..................................................F-4

   Statements of Stockholders' Deficit.......................................F-5

   Statements of Cash Flows..................................................F-6

   Notes to Financial Statements.............................................F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Reclamation Consulting and Applications, Inc.

We have audited the accompanying balance sheet of Reclamation Consulting and Applications, Inc. (the "Company") as of June 30, 2005 and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reclamation Consulting and Applications, Inc. as of June 30, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and has yet to establish profitable operations. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


CORBIN & COMPANY, LLP
/s/CORBIN & COMPANY, LLP
Irvine, California
October 3, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Reclamation Consulting and Applications, Inc.

We have audited the accompanying statements of operations, stockholders' equity, and cash flows of Reclamation Consulting and Applications, Inc. (formerly, Recycling Centers of America, Inc.) for the year ended June 30, 2004 . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board ( United States) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Reclamation Consulting and Applications, Inc. for the year ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $ 11,112,519 as of June 30, 2004. The Company incurred net losses of $ 2,542,770 for the year ended June 30, 2004. These factors as discussed in Note 15 to the financial statements included in the 10KSB for the year ended June 30, 2004, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15 referred above. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS
Fountain Valley, California
September 2, 2004

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2005

                                     ASSETS

CURRENT ASSETS:
            Cash and cash equivalents                            $           --
            Accounts receivable                                          31,215
            Inventories                                                  45,692
            Prepaid interest                                             46,000
            Prepaid professional fees                                    25,000
            Other prepaid expenses and current assets                    35,328
                                                                 --------------

                      Total current assets                              183,235

Property and equipment, net                                              53,400
Deferred financing costs, net                                            40,000
                                                                 --------------

                                                                 $      276,635
                                                                 ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
            Accounts payable                                     $      122,258
            Accrued professional fees                                    60,000
            Payroll taxes payable                                       222,533
            Accrued interest payable                                     70,505
            Other accrued expenses                                       47,856
            Current portion of accrued judgment payable                  39,300
            Notes payable - related parties                             415,575
            Notes payable, net of unamortized discount                  301,350
                                                                 --------------

                      Total current liabilities                       1,279,377

            Accrued judgment payable, net of current portion             65,100
            Derivative liabilities                                    1,709,081
                                                                 --------------

                      Total liabilities                               3,053,558
                                                                 --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
            Common stock, $0.01 par value;
            75,000,000 shares authorized, 29,628,813
             shares issued and outstanding                              296,208
            Additional paid-in capital                               11,731,997
            Treasury stock (1,500,000 shares), at cost                  (15,000)
            Shares to be issued (100,000 shares)                         25,000
            Accumulated deficit                                     (14,815,128)
                                                                 --------------

                      Total stockholders' deficit                    (2,776,923)
                                                                 --------------

                                                                 $      276,635
                                                                 ==============

 See reports of independent registered public accounting firms and accompanying notes to the financial statements

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

                                                                         2005               2004
                                                                    --------------     --------------
Net revenue                                                         $      242,965     $      289,218

Cost of revenue                                                            192,937            185,280
                                                                    --------------     --------------

       Gross profit                                                         50,028            103,938

Selling, general and administrative expenses                             2,210,588          2,044,600
                                                                    --------------     --------------

       Loss from operations                                             (2,160,560)        (1,940,662)
                                                                    --------------     --------------

Other income (expense):
       Interest income                                                      60,491             46,284
       Loss on uncollectible notes receivable                           (1,080,320)                --
       Loss on settlement of debt                                               --           (578,695)
       Interest expense                                                   (486,795)           (45,622)
       Legal settlement                                                    (34,625)                --
       Loss on impairment of inventory                                          --               (583)
       Loss on disposal of property and equipment                               --            (22,692)
                                                                    --------------     --------------
                                                                        (1,541,249)          (601,308)
                                                                    --------------     --------------

       Loss before provision for income taxes                           (3,701,809)        (2,541,970)

Provision for income taxes                                                     800                800

                                                                    --------------     --------------
Net loss                                                            $   (3,702,609)    $   (2,542,770)
                                                                    ==============     ==============

Net loss per share - basic and diluted                              $        (0.13)    $        (0.12)
                                                                    ==============     ==============

Weighted-average common shares outstanding - basic and diluted          27,491,556         21,968,260
                                                                    ==============     ==============

 See reports of independent registered public accounting firms and accompanying notes to the financial statements

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

                                                   Common Stock
                                        ---------------------------------          Additional
                                          Number of                                 Paid-in            Treasury      Shares to
                                           Shares               Amount              Capital              Stock       Be Issued
                                        ------------         ------------         ------------         --------      ---------
Balance at July 1, 2003                   18,669,659         $    186,696         $  7,318,209         $(15,000)       $71,167

Issuance of shares for cash
received in the prior year                   127,918                1,279               49,888                         (51,167)

Issuance of shares for service
received in the prior year                    50,000                  500               19,500                         (20,000)

Issuance of shares for debt
settlement                                 1,546,131               15,461            1,176,493

Issuance of shares on loan
conversion                                    41,432                  414               26,917

Issuance of  shares for cash               4,279,805               42,798            1,753,635

Issuance of shares for services
rendered                                     777,675                7,777              519,156

Option granted for services                                                             31,500

10,000 shares of common stock to
be issued for service rendered                                                                                           5,000

Net loss for the year ended
June 30, 2004
                                        ------------         ------------         ------------         --------        -------

Balance at June 30, 2004                  25,492,620              254,926           10,895,296          (15,000)         5,000

Issuance of common shares
for cash                                   1,922,943               19,229              452,027                           5,000

Issuance of shares for services
rendered                                   1,672,750               16,728              391,390                          (5,000)

Conversion of notes payable                  732,500                7,325              139,175

Conversion of interest payable                25,000                  250                4,650

Cancellation of common shares
for legal settlement                        (225,000)              (2,250)             (67,525)

Issuance of stock options for
services rendered                                                                      495,530

Common shares to be issued for
conversion of note payable
(100,000 shares)                                                                                                        20,000

Beneficial conversion feature
of convertible debt                                                                    100,000

Stock warrants reclassified
as derivative liabilities                                                             (678,546)

Net loss
                                        ------------         ------------         ------------         --------        -------

                                          29,620,813         $    296,208         $ 11,731,997         $(15,000)       $25,000
                                        ============         ============         ============         ========        =======


                                                                Total
                                         Accumulated         Stockholders'
                                          Deficit              Deficit
                                        ------------         -------------
Balance at July 1, 2003                 $ (8,569,749)        $ (1,008,677)

Issuance of shares for cash
received in the prior year

Issuance of shares for service
received in the prior year

Issuance of shares for debt
settlement                                                      1,191,954

Issuance of shares on loan
conversion                                                         27,331

Issuance of  shares for cash                                    1,796,433

Issuance of shares for services
rendered                                                          526,933

Option granted for services                                        31,500

10,000 shares of common stock to
be issued for service rendered                                      5,000

Net loss for the year ended
June 30, 2004                             (2,542,770)          (2,542,770)
                                        ------------         ------------

Balance at June 30, 2004                 (11,112,519)              27,704

Issuance of common shares
for cash                                                          476,256

Issuance of shares for services
rendered                                                          403,118

Conversion of notes payable                                       146,500

Conversion of interest payable                                      4,900

Cancellation of common shares
for legal settlement                                              (69,775)

Issuance of stock options for
services rendered                                                 495,530

Common shares to be issued for
conversion of note payable
(100,000 shares)                                                   20,000

Beneficial conversion feature
of convertible debt                                               100,000

Stock warrants reclassified
as derivative liabilities                                        (678,546)

Net loss                                  (3,702,609)          (3,702,609)
                                        ------------         ------------

                                        $(14,815,128)        $ (2,776,922)
                                        ============         ============

 See reports of independent registered public accounting firms and accompanying notes to the financial statements

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

                                                                                              2005              2004
                                                                                          ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
            Net loss                                                                      $ (3,702,609)     $ (2,542,770)
            Adjustments to reconcile net loss to net cash used in
              operating activities:
                   Loss on uncollectible notes receivable                                    1,080,320                --
                   Loss on settlement of debt                                                       --           578,695
                   Allowance for doubtful accounts                                                  --           270,000
                   Issuance of stock options for services rendered                             495,530            31,500
                   Issuance of shares for services rendered                                    403,118           531,933
                   Fair value of derivative liabilities recorded to interest expense           330,535                --
                   Cancellation of common shares for legal settlement                          (69,775)               --
                   Amortization of discount on notes payable                                    62,500                --
                   Loss on impairment of inventory                                                  --               583
                   Depreciation                                                                  8,201             5,338
                   Loss on disposal of fixed assets                                                 --            22,692
                   (Increase) decrease in current assets:
                              Accounts receivable                                              (31,215)         (224,968)
                              Inventories                                                      (45,692)           98,116
                              Prepaid expenses and other current assets                        (89,375)            8,238
                   Increase (decrease) in current liabilities:
                              Accounts payable and accrued expenses                             55,156            93,671
                              Customer deposits                                                 (7,542)            7,542
                                                                                          ------------      ------------

                   Total adjustments                                                         2,191,761         1,423,340
                                                                                          ------------      ------------

            Net cash used in operating activities                                           (1,510,848)       (1,119,430)
                                                                                          ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                   Advances on notes receivable                                               (301,902)         (714,178)
                   Acquisition of property and equipment                                        (4,757)           (1,948)
                                                                                          ------------      ------------

            Net cash used in investing activities                                             (306,659)         (716,126)
                                                                                          ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                   Proceeds on notes payable and convertible debentures                      1,875,466            98,112
                   Payment of deferred financing costs                                         (40,000)
                   Payments on notes payable and convertible debentures                       (495,258)          (58,246)
                   Issuance of common shares for cash                                          476,256         1,796,433
                                                                                          ------------      ------------

            Net cash provided by financing activities                                        1,816,464         1,836,299
                                                                                          ------------      ------------

Net (decrease) increase in cash and cash equivalents                                            (1,043)              743

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                     1,043               300
                                                                                          ------------      ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                    $         --      $      1,043
                                                                                          ============      ============

                                   Continued

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
                                   (Continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for: Interest                                                   $     62,755      $     25,003
                                                                          ============      ============

               Income taxes                                               $         --      $         --
                                                                          ============      ============

Non-cash investing and financing activities:

Conversion of notes payable and accrued interest to common stock          $    171,400      $  1,219,285
                                                                          ============      ============

Beneficial conversion feature of convertible debt                         $    100,000      $         --
                                                                          ============      ============

Debt discount on convertible debt                                         $    700,000      $         --
                                                                          ============      ============

Stock warrants reclassified as derivative liabilities                     $    678,546      $         --
                                                                          ============      ============

Acquisition of fixed assets through reduction of accounts receivable      $     44,902      $         --
                                                                          ============      ============

 See reports of independent registered public accounting firms and accompanying notes to the financial statements

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      For The Years Ended June 30, 2005 and 2004

================================================================================

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization

Reclamation Consulting and Applications, Inc. (the "Company") is a Colorado corporation, originally formed in 1976. The Company's primary business is the production and sale of Alderox(TM), ASA-12(TM) and applicator systems. ASA-12(TM) is an asphalt/concrete release agent that was developed by the Company in response to the industry's need for an effective, economical and environmentally friendly product. The Company's customers are located throughout the United States.

Basis of Presentation

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred cumulative losses of $14,815,128, including net losses of $3,702,609 and $2,542,770 for the years ended June 30, 2005 and 2004, respectively.

In view of the matters described in the preceding paragraph, the recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon future sustainable profitable operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing, increase its customer base and manage its costs. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps, which it believes are sufficient to provide the Company with the ability to continue as a going concern: (i) obtaining additional equity and debt financing (see Notes 7 and 11); (ii) controlling of salaries and general and administrative expenses; (iii) managing accounts payable; and (iv) evaluating its distribution and marketing methods.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the realizability of long-lived assets, the fair value of derivative liabilities, and the fair value of common shares/options granted for services. Actual results could differ from those estimates.

--------------------------------------------------------------------------------

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      For The Years Ended June 30, 2005 and 2004

================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Cash Equivalents

For purposes of the statements of cash flows, the Company considers cash equivalents to include highly liquid investments with original maturities of three months or less.

Accounts Receivable

The Company performs periodic evaluations of its customers and maintains allowances for potential credit losses as deemed necessary. The Company generally does not require collateral to secure its accounts receivable. The Company estimates credit losses and returns based on management's evaluation of historical experience and current industry trends. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost (determined using the average cost method) or market. The Company regularly monitors potential excess or obsolete inventories by comparing the market value to cost. When necessary, the Company reduces the carrying amount of inventories to their market value.

Property and Equipment

Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs that do not improve or extend the lives of the respective assets are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

The Company depreciates its property and equipment using the straight-line method over the following estimated useful lives:

      Computers and office equipment              3-5 years
      Test equipment                                5 years
      Vehicles                                      5 years

--------------------------------------------------------------------------------

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      For The Years Ended June 30, 2005 and 2004

================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of June 30, 2005, the Company does not believe there has been any impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

Convertible Debentures

In certain instances, the convertible feature of the Company's notes payable provides for a rate of conversion that is below market value (see Notes 6 and 7). This feature is characterized as a beneficial conversion feature ("BCF"), which is recorded by the Company pursuant to Emerging Issues Task Forces ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments."

The Company's convertible debt is recorded net of the debt discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt on a straight-line basis, which approximates the effective interest method. For the years ended June 30, 2005 and 2004, the Company recorded $62,500 and $0, respectively, of amortization related to the BCF.

--------------------------------------------------------------------------------

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      For The Years Ended June 30, 2005 and 2004

================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Deferred Financing Costs

The Company records direct costs of obtaining debt as deferred financing costs and amortizes these costs to interest expense over the life of the debt on a straight-line basis, which approximates the effective interest method. For the years ended June 30, 2005 and 2004, the Company did not record any deferred financing cost amortization.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, related-party notes payable and notes payable. Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," the Company is required to estimate the fair value of all financial instruments at the balance sheet date. The Company cannot determine the estimated fair value of related-party notes payable as the transactions originated with related parties and instruments similar to its convertible notes payable could not be located. Other than these items, the Company considers the carrying values of its financial instruments in the financial statements to approximate their fair values.

Derivative Financial Instruments

The Company's derivative financial instruments consist of embedded derivatives related to the Callable Secured Convertible Term Notes (the "Notes") entered into on June 23, 2005 (see Note 7). These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement (estimated at $1,030,535) and at fair value as of each subsequent balance sheet date (no difference at June 30, 2005 as only seven days have elapsed since the date of the Notes). In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. The fair value of such options and warrants that were reclassified as liabilities from additional paid-in capital at June 30, 2005 totaled $678,546. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion-related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 169%; and risk free interest rate of 3.67% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using discounted cash flows and probability analysis. The derivatives are classified as long-term liabilities (see Note 7).

--------------------------------------------------------------------------------

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      For The Years Ended June 30, 2005 and 2004

================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectibility is probable. Sales are recorded net of sales discounts.

Revenues from sales to distributors and agents are recognized upon shipment when there is evidence that an arrangement exists, delivery has occurred under the Company's standard FOB shipping point terms, the sales price is fixed or determinable and the ability to collect sales proceeds is reasonably assured. The contracts regarding these sales do not include any rights of return or price protection clauses.

Net Loss Per Share

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) as if funds obtained thereby were used to purchase common stock at the average market price during the period.

For the years ended June 30, 2005 and 2004, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation that is not permitted and therefore not included. Such dilutive amounts would have included shares potentially issuable pursuant to convertible debentures (see Notes 6 and 7) and outstanding options and warrants (see Note 10).

Issuance of Stock for Non-Cash Consideration

All issuances of the Company's stock for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares on the dates issued. In certain instances, the Company has discounted the values assigned to the issued shares for illiquidity and/or restrictions on resale (see Note 10).

--------------------------------------------------------------------------------

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      For The Years Ended June 30, 2005 and 2004

================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock-Based Compensation

Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," and EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Stock-based compensation for employees is accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." The Company has elected to adopt the disclosure only provisions of SFAS No. 123, which requires pro forma disclosures in the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. In addition, the Company has made the appropriate disclosures as required under SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure."

Had the Company determined employee stock-based compensation cost based on a fair value model at the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per share for the years ended June 30, 2005 and 2004 would have been adjusted to the pro forma amounts, as follows (in thousands, except per share amounts):

                                                                    2005          2004
                                                                  ---------     ---------
Net loss - as reported                                            $  (3,703)    $  (2,543)
Stock-based compensation expense reported in net income,
  net of  tax                                                            --            31
Stock-based compensation expense determined under fair-value
  based method, net of tax                                             (112)          (57)
                                                                  ---------     ---------

            Pro forma net loss                                    $  (3,815)    $  (2,569)
                                                                  =========     =========

Basic and diluted, as reported                                    $   (0.13)    $   (0.12)
                                                                  =========     =========
Basic and diluted, pro forma                                      $   (0.14)    $   (0.12)
                                                                  =========     =========

Concentrations of Credit Risk

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. From time-to-time, the Company's cash balances exceed the amount insured by the FDIC. Management believes the risk of loss of cash balances in excess of the insured limit to be low.

--------------------------------------------------------------------------------

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      For The Years Ended June 30, 2005 and 2004

================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The majority of revenues in the years ended June 30, 2005 and 2004 were generated from a few customers. For the year ended June 30, 2005, total sales to two major customers amounted to $178,822 and as of June 30, 2005, no amounts were due from these major customers. For the year ended June 30, 2004, sales to the two major customers amounted to $321,239.

Reclassifications

Certain amounts in June 30, 2004 financial statements have been reclassified to conform with the June 30, 2005 presentation. Such reclassification had no effect on net loss as previously reported.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and restrictive stock grants, to be recognized as a compensation cost based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is required to adopt SFAS No. 123R in its fiscal year beginning after December 15, 2005. The Company is currently assessing the impact that adoption of this Standard will have on its results of operations, financial position and cash flows. The Company preliminarily believes that adoption of this standard will result in additional charges to reported earnings.

In September 2004, the EITF finalized its consensus on EITF Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share" ("EITF 04-8"). EITF 04-8 addresses when the dilutive effect of contingently convertible debt with a market price trigger should be included in diluted earnings per share. Under EITF 04-8, the market price contingency should be ignored and these securities should be treated as non-contingent, convertible securities and always included in the diluted EPS computation unless their inclusion would be anti-dilutive. EITF 04-8 requires these securities be included in diluted EPS using either the if-converted method or the net share settlement method, depending on the conversion terms of the security. EITF 04-8 is effective for all periods ending after December 15, 2004 and is to be applied by retrospectively restating previously reported EPS. The adoption of EITF 04-8 will have an effect on the Company's diluted EPS computation if, in future periods, the inclusion of contingently convertible debt becomes dilutive.

--------------------------------------------------------------------------------

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      For The Years Ended June 30, 2005 and 2004

================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In November 2004, The FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS No. 151 requires that these costs be expensed as incurred and not included in overhead. SFAS No. 151 also requires that allocation of fixed production overhead to conversion costs be based on normal capacity of the production facilities. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of the statement will result in a significant impact to the Company's financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets, an amendment of APB Opinion 29, Accounting for Non-Monetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance." The provisions in SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of this statement will have a material impact on its financial statements.

NOTE 3 - ACCOUNTS RECEIVABLE

All accounts receivable are trade related. These receivables are current and no reserve for uncollectible accounts is deemed necessary.

NOTE 4 - NOTES RECEIVABLE

At November 4, 2004, the Company had notes receivable of $1,119,378 due from North American Systems, Inc. ("NAS"), the former sole United States distributor of the Company's line of Alderox(TM) products under a revolving loan agreement with the Company (the "Agreement"). The Agreement with NAS required that the Company provide loans to NAS to meet working capital requirements until sale of the Alderox(TM) products commenced. The notes bore interest at 10% per annum and were secured by the assets of NAS. As of November 4, 2004, NAS also owed $275,844 of unsecured accounts receivable to the Company.

The Agreement was terminated on November 4, 2004 due to NAS defaulting on the Agreement. At that date, the Company purchased $44,902 of fixed assets owned by NAS by reducing the accounts receivable balance owing from NAS. The Company believes that no amounts owing from NAS will be recovered. The Company recorded an allowance for doubtful accounts of $270,000 against the notes receivable in fiscal 2004 and wrote off the remaining unreserved balance of $1,080,320 in 2005. The write-off of the notes and accounts receivable in fiscal 2005 are recorded as other expense in the accompanying statements of operations.

--------------------------------------------------------------------------------

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      For The Years Ended June 30, 2005 and 2004

================================================================================

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at June 30, 2005:

      Computers and office equipment      $   23,333
      Test equipment                          29,974
      Vehicles                                17,408
                                          ----------
                                              70,715

      Less accumulated depreciation          (17,315)
                                          ----------

                                          $   53,400
                                          ==========

NOTE 6 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consists of the following at June 30, 2005:

Unsecured notes payable to shareholders, bearing interest at 10 percent per
  annum, convertible to common stock at $0.25 per share, due on demand              $   21,000
Unsecured note payable to shareholder, bearing interest at 15 percent per annum, convertible to common shares at $0.75 per share, monthly
  principal payments of $1,833, due June 30, 2006                                       20,000
Unsecured notes payable to shareholder, bearing interest at 15 percent per
  annum, due on demand                                                                  16,056
Unsecured notes payable to shareholders, bearing interest at 10 percent per
  annum, due on demand                                                                 336,964
Unsecured notes payable to shareholders, bearing interest at credit card rate,
  as defined, due on demand                                                             21,555
                                                                                    ----------

                                                                                    $  415,575
                                                                                    ==========

Interest expense on notes payable - related parties for the years ended June 30, 2005 and 2004 was $55,619 and $7,707, respectively. All related-party notes payable are reflected as current liabilities as they are either due on demand or mature on June 30, 2006.

During the year ended June 30, 2005, the Company borrowed $50,000 from a shareholder that was to be repaid prior to June 30, 2005. As of June 30, 2005, a balance of $15,000 was due on the note. The investor has an option to convert up to the full loan amount into restricted shares of the Company's common stock at $0.25 per share. The Company recorded a discount on the debt of $50,000 and amortized the entire $50,000 as non-cash interest expense during 2005.

--------------------------------------------------------------------------------

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      For The Years Ended June 30, 2005 and 2004

================================================================================

NOTE 7 - NOTES PAYABLE

Notes payable consist of the following at June 30, 2005:

Callable, secured, convertible notes, net of unamortized debt discount
     of $700,000 (see below)                                                           $       --
Note payable, bearing interest at 10 percent per annum, convertible to common stock at 70% of the average of the 5 lowest closing bid prices of the common stock for the 20 days preceding the date of conversion, with a floor of $0.18 per share and a ceiling of $0.30 per share, due March 2006, secured by accounts receivable, inventories and property and equipment, net
     of unamortized debt discount of $37,500 (see below)                                   12,500
Note payable, bearing interest at 15 percent per annum, convertible to common shares at $0.40 per share, due on demand, secured by substantially all
     assets of the Company                                                                  8,000
Note payable, bearing interest at 15 percent per annum, convertible to common shares at $0.40 per share, due September 2005, secured by substantially
     all assets of the Company                                                             75,000
Note payable, bearing interest at 15 percent per annum, convertible to common shares at $0.40 per share, due October 2005, secured by substantially all
     assets of the Company                                                                 50,000
Notes payable, bearing interest at 10 percent per annum and paid semi-annually, convertible to common shares at $0.40 or $0.45 per share, due August 2005,
     secured by substantially all assets of the Company                                    50,000
Note payable, bearing interest at 15 percent per annum, convertible to common shares at $0.75 per share, due September 2005, secured by substantially
     all assets of the Company                                                             50,000
Unsecured notes payable, bearing interest at 10 percent per annum, convertible to
     common shares at $0.40 per share, due December 31, 2005                               55,850
                                                                                       ----------

                                                                                       $  301,350
                                                                                       ==========

During the year ended June 30, 2005, the Company borrowed $50,000 from an investor, which is payable in March 2006. The investor has an option to convert up to the full loan amount into restricted shares of the Company's common stock at $0.25 per share. The Company recorded a discount on the debt of $50,000 and amortized $12,500 as non-cash interest expense during 2005.

--------------------------------------------------------------------------------

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      For The Years Ended June 30, 2005 and 2004

================================================================================

NOTE 7 - NOTES PAYABLE, continued

On June 23, 2005, the Company entered into a Securities Purchase Agreement (the "SPA") with AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (collectively, the "Investors") for the sale of (i) $2,000,000 in Notes and (ii) warrants to purchase 8,000,000 shares of the Company's common stock.

The Investors are obligated to provide the Company with the funds as follows:

      o     $700,000 was disbursed on June 23, 2005;
      o $600,000 was disbursed on July 28, 2005 (within five days of filing a registration statement covering the number of shares of common stock underlying the secured convertible notes and the warrants); and
      o $700,000 will be disbursed within five days of the effectiveness of the registration statement.

The Notes bear interest at 10%, mature three years from the date of issuance and are convertible into the Company's common stock, at the Investors' option, at the lower of $0.21 per share or 50% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before, but not including, the conversion date.

The full principal amount of the Notes is due upon a default under the terms of the SPA. In addition, the Company granted the Investors a security interest in substantially all of its assets and intellectual property. The Company filed a registration statement with the Securities and Exchange Commission within 45 days of closing, which included the common stock underlying the Notes and the warrants. If the registration statement is not declared effective within 120 days from the date of closing, the Company will be required to pay a penalty to the Investors. In the event the Company breaches any representation or warranty in the SPA, the Company is required to pay a penalty in shares or cash, at the election of the Investors, in an amount equal to three percent of the outstanding principal amount of the Notes per month plus accrued and unpaid interest.

The warrants are exercisable until five years from the date of issuance at a purchase price of $0.28 per share. The Investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the Investors exercise the warrants on a cashless basis, the Company will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the Notes issued pursuant to the SPA.

The Investors have agreed to restrict their ability to convert their Notes or exercise their warrants and receive shares of the Company's common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

--------------------------------------------------------------------------------

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      For The Years Ended June 30, 2005 and 2004

================================================================================

NOTE 7 - NOTES PAYABLE, continued

Under a Guaranty and Pledge Agreement, Mr. Gordon Davies, Company President, agreed (i) to unconditionally guarantee the timely and full satisfaction of all obligations, whether matured or unmatured, now or hereafter existing or created and becoming due and payable to the Investors, their successors, endorsees, transferees or assigns under the SPA and other transaction documents to the extent of 517,400 shares of the Company's common stock owned by Mr. Davies, and
(ii) to grant to the Investors, their successors, endorsees, transferees or assigns a security interest in the 517,400 shares, as collateral security for such obligations.

The Notes include certain features that are considered embedded derivative financial instruments, such as a variety of conversion options, a variable interest rate feature, events of default and a variable liquidated damages clause. These features are described below, as follows:

      o The Notes' conversion features are identified as an embedded derivative and have been bifurcated and recorded on the Company's balance sheet at their fair value;
      o The Company has a partial call option to allow the Company to pre-empt the conversion of the Notes in a given month and partially offset the BCF, which is identified as an embedded derivative and has been bifurcated and recorded on the Company's balance sheet at its fair value;
      o Annual interest on the Notes is equal to 10% provided that no interest shall be due and payable for any month in which the Company's trading price is greater than $0.3125 for each trading day of the month, which potential interest rate reduction is identified as an embedded derivative and has been bifurcated and recorded on the Company's balance sheet at its fair value;
      o The SPA includes a penalty provision based on any failure to meet registration requirements for shares issuable under the conversion of the note or exercise of the warrants, which represents an embedded derivative, but such derivative has a de minimus value and has not been included in this analysis at June 30, 2005; and
      o The SPA contains certain events of default including not having adequate shares registered to effectuate allowable conversions; in that event, the Company is required to pay a conversion default payment at 24% interest, which is identified as an embedded derivative and has been bifurcated and recorded on the Company's balance sheet at its fair value.

The initial relative fair value assigned to the embedded derivatives was $504,601.

In conjunction with the Notes, the Company issued warrants to purchase 8,000,000 shares of common stock. The accounting treatment of the derivatives and warrants requires that the Company record the warrants at their fair values as of the inception date of the SPA, which totaled $525,934.

The Company recorded the first $700,000 of fair value of the derivatives and warrants to debt discount (equal to the total proceeds received as of June 30, 2005), which will be amortized to interest expense over the term of the Notes. No amortization was recorded for the year ended June 30, 2005. The remaining balance of $330,535 was recorded as interest expense for the year ended June 30, 2005.

--------------------------------------------------------------------------------

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      For The Years Ended June 30, 2005 and 2004

================================================================================

NOTE 7 - NOTES PAYABLE, continued

The market price of the Company's common stock significantly impacts the extent to which the Company may be required or may be permitted to convert the unrestricted and restricted portions of the Notes into shares of the Company's common stock. The lower the market price of the Company's common stock at the respective times of conversion, the more shares the Company will need to issue to convert the principal and interest payments then due on the Notes. If the market price of the Company's common stock falls below certain thresholds, the Company will be unable to convert any such repayments of principal and interest into equity, and the Company will be forced to make such repayments in cash. The Company's operations could be materially adversely impacted if the Company is forced to make repeated cash payments on the Notes.

Future minimum principal payments are as follows under notes payable for the year ending June 30:

      2006                                                      $  338,850
      2007                                                              --
      2008                                                         700,000
                                                                ----------

                                                                $1,038,850
                                                                ==========

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company conducts its operations utilizing leased facilities and equipment under non-cancelable operating lease agreements expiring at various dates through 2007. Future minimum lease commitments, excluding property taxes and insurance for the years ending June 30 are:

      2006                                                        $ 61,230
      2007                                                          58,217
      2008                                                           1,320
                                                                  --------

                                                                  $120,767
                                                                  ========

Rent expense for all leased facilities and equipment was $67,277 and $38,661 for the years ended June 30, 2005 and 2004, respectively.

--------------------------------------------------------------------------------

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      For The Years Ended June 30, 2005 and 2004

================================================================================

NOTE 8 - COMMITMENTS AND CONTINGENCIES, continued

Litigation

The Company settled a lawsuit with two former employees during the year ended June 30, 2004. The former employees had alleged that the Company and its officer were liable to them for losses suffered by the former employees due to breach of employment contract. Per the settlement agreement, the Company agreed to pay to the former employees a total of $128,000 in exchange for the return to the Company of 200,000 shares of the Company's common stock. The payments were paid in combined monthly installments of $14,333 through December 31, 2004 and no balance was due to the employees as of June 30, 2005. The value of the returned shares of $69,775 is shown as other expense in the accompanying statement of operations for the year ended June 30, 2005.

On May 2, 2005, a complaint was filed against the Company, our president, Gordon Davies, and our vice president, Michael Davies. The complaint alleges, among other things, a cause of action for breach of contract and seeks the return of approximately $55,000, which the plaintiff alleges was loaned to the Company under a "partly written, partly oral" agreement, pursuant to which a total of $80,000 was loaned. Company management has denied that the plaintiff is owed the amounts sought and intends to vigorously defend this action. Specifically, Company management denies that any such agreement ever existed, and that the Company never received any loans from the plaintiff. On August 2, 2005, a hearing on the Company's demurrer to the complaint was held, pursuant to which the demurrer was granted and required the plaintiff to amend their complaint. On August 29, 2005, an amended complaint was filed against the Company, Mr. Gordon Davies and Mr. Michael Davies. This matter is currently in the discovery phase and, as such, counsel has advised Company management that it is premature to attempt to estimate any potential outcome or loss at this time.

In September 2005, litigation between the Company and a former lessor was settled through arbitration. The complaint alleged breach of contract by the Company for not paying amounts due as per the lease terms. The terms of the settlement require the Company to pay $30,000 on March 1, 2006. Beginning April 1, 2006, the Company is required to pay monthly installments of $3,100 for twenty-four months. These amounts are accrued in the accompanying financial statements as other expense. The Company may prepay the remaining balance at a twenty percent discount at any time. If the Company defaults on any of the required payments, the additional $40,000 due under the terms of the original lease will become due and payable. This amount has not been accrued as the Company believes the possibility of default under the agreement is remote. The payment of the settlement is personally guaranteed by Mr. Gordon Davies.

--------------------------------------------------------------------------------

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      For The Years Ended June 30, 2005 and 2004

================================================================================

NOTE 8 - COMMITMENTS AND CONTINGENCIES, continued

Future minimum payments under the former lessor settlement agreement for the years ending June 30 are:

      2006                                                        $ 39,300
      2007                                                          37,200
      2008                                                          27,900
                                                                  --------

                                                                  $104,400
                                                                  ========

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of California. In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities. The Company is also required to indemnify the Investors under the terms of the Notes. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheet.

NOTE 9 - INCOME TAXES

The provision (benefit) for income taxes consists of the following for the years ended June 30:

                                                   2005                2004
                                                -----------         -----------
Current:
    Federal                                     $        --         $        --
    State                                               800                 800
                                                -----------         -----------
                                                        800                 800
                                                -----------         -----------
Deferred
    Federal                                      (1,240,000)           (860,000)
    State                                          (220,000)           (130,000)
                                                -----------         -----------
                                                 (1,460,000)           (990,000)
Less change in valuation allowance                1,460,000             990,000
                                                -----------         -----------
                                                         --                  --
                                                -----------         -----------

                                                $       800         $       800
                                                ===========         ===========

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      For The Years Ended June 30, 2005 and 2004

================================================================================

NOTE 9 - INCOME TAXES, continued

The components of the net deferred tax asset as of June 30, 2005 is as follows:

      Net operating loss carryforwards                        $ 5,900,000
      Valuation allowance                                      (5,900,000)
                                                              -----------

                                                              $        --
                                                              ===========

Deferred income taxes are provided for the tax effects of temporary differences in the reporting of income and deductions for financial statement and income tax reporting purposes and arise principally from net operating loss carryforwards and accelerated depreciation methods used for income tax reporting.

The Company's effective tax rate differs from the federal and state statutory rates due to the valuation allowance recorded for the deferred tax asset due to unused net operating loss carryforwards. An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these operating losses will materialize.

As of June 30, 2005, the Company has available net operating loss carryforwards of approximately $14,750,000 for federal and California purposes which expire in various years through 2025 and 2015 for federal and California purposes, respectively. The Company's use of its net operating losses may be restricted in future years due to the limitations pursuant to IRC Section 382 on changes in ownership.

The following is a reconciliation of the provision for income taxes at the expected rates to the income taxes reflected in the statements of operations:

                                                           2005          2004
                                                         -------       -------
Tax expense (benefit) at federal statutory rate              (34)%         (34)%
State tax expense, net of federal tax effect                  (6)           (6)
Permanent differences                                          1             1
Change in valuation allowance                                (39)          (39)
                                                         -------       -------

                                                              --%           --%
                                                         =======       =======

--------------------------------------------------------------------------------

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      For The Years Ended June 30, 2005 and 2004

================================================================================

NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock

During the years ended June 30, 2005 and 2004 the Company issued common shares at various times, as described per the following. The shares were valued at the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance. Restricted shares were discounted for illiquidity and restrictions on trading.

2004

During the year ended June 30, 2004, the Company issued 4,407,723 shares of common stock for cash amounting $1,796,432.

During the year ended June 30, 2004, the Company issued 777,675 shares of common stock for services rendered amounting $526,933.

During the year ended June 30, 2004, the Company issued 1,587,563 shares of common stock for settlement that an conversion of note payable amounting to $1,219,185.

As of June 30, 2004, the Company has 10,000 shares of common stock to be issued for service rendered valued at $5,000.

2005

During the year ended June 30, 2005, the Company issued 1,922,943 shares of common stock and committed to issue common stock for cash amounting $476,256.

During the year ended June 30, 2005, the Company issued 1,672,750 shares of common stock for services rendered amounting $403,118.

During the year ended June 30, 2005, the Company cancelled 225,000 shares amounting $69,775 as part of a legal settlement.

During the year ended June 30, 2005, the Company issued 732,500 shares of common stock and committed to issue 100,000 shares of common stock amounting to $166,500 for the conversion of notes payable.

During the year ended June 30, 2005, the Company issued 25,000 shares of common stock amounting to $4,900 for the payment of accrued interest.

--------------------------------------------------------------------------------

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      For The Years Ended June 30, 2005 and 2004

================================================================================

NOTE 10 - STOCKHOLDERS' EQUITY, continued

Stock Options and Warrants

The Company has no stock option plans.

The number and weighted-average exercise prices of options and warrants granted by the Company are as follows for the years ended June 30, 2005 and 2004:

                                                          Number of Options    Weighted-Average
                                                             and Warrants       Exercise Price
                                                           ---------------     ---------------
Outstanding, July 1, 2003                                        7,397,500     $          0.40
    Granted                                                         50,000                0.40
    Exercised                                                     (921,250)               0.40
    Forfeited/expired                                             (432,500)               0.40
                                                           ---------------

Outstanding, June 30, 2004                                       6,193,750                0.40
    Granted                                                     16,248,000                0.27
    Exercised                                                           --                  --
    Forfeited/expired                                                   --                  --
                                                           ---------------

Outstanding, June 30, 2005                                      22,441,750     $          0.31
                                                           ===============

Exercisable, June 30, 2005                                      20,191,750     $          0.32
                                                           ===============

Weighted average fair value of options and warrants
  granted during the year ended June 30, 2005                                  $          0.19

--------------------------------------------------------------------------------

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      For The Years Ended June 30, 2005 and 2004

================================================================================

NOTE 10 - STOCKHOLDERS' EQUITY, continued

Following is a summary of the status of options and warrants outstanding at June 30, 2005:

                                          Weighted Average
                                             Remaining
                                          Contractual Life
      Exercise Price     Outstanding             (Years)       Exercisable
      --------------    --------------    ----------------    -------------

          $0.25           5,248,000           4.5 years         5,248,000
          $0.28           8,000,000           5.0 years         8,000,000
          $0.30           3,000,000           5.9 years           750,000
          $0.40           6,043,750           2.9 years         6,043,750
          $0.56             150,000           4.0 years           150,000

The Company granted options to various consultants for services rendered which were accounted for using the fair value of the options granted based on the Black-Scholes option-pricing model. The Company recorded $495,530 and $31,500 as consulting expense during the years ended June 30, 2005 and 2004, respectively. Included in 2005 consulting expense is $192,249 for the issuance of one million warrants to a party related to the Company's president and vice president. The Company has also issued 2,250,000 warrants to a consultant that vest at the rate of 750,000 warrants each on August 17, 2005, November 17, 2005 and February 17, 2005. The fair value of each group of 750,000 warrants is $136,500 and will be recognized as compensation expense in the accompanying financial statements upon vesting.

The Company accounts for stock based compensation to employees under APB 25 using the intrinsic value method. Pro forma information of the effect on operations as required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant was based on the following assumptions for the years ended June 30, 2005 and 2004:

                                                     2005                2004
                                                     ----                ----
      Expected life                               1-5 years           1-5 years
      Risk-free interest rate                       3.67%                 5%
      Dividend yield                                  0%                  0%
      Volatility                                     169%                50%

NOTE 11 - SUBSEQUENT EVENTS

In July 2005, the Company borrowed $112,200 from a shareholder. The loan bears interest at ten percent per annum and is payable on demand.

--------------------------------------------------------------------------------

EXHIBIT INDEX

--------------------------------------------------------------------------------
Exhibit
No.               Description
--------------------------------------------------------------------------------
3.(I) (1)         Articles of Incorporation of Vac-Tec Systems, Inc. dated
                  February 27, 1976.
--------------------------------------------------------------------------------
3.(I) (1)         Articles of Amendment to the Articles of Incorporation of
                  Val-Tec Systems, Inc. dated March 10, 1976.
--------------------------------------------------------------------------------
3.(I) (1)         Articles of Incorporation of Vac-Tec Systems, Inc. dated May
                  12, 1976.
--------------------------------------------------------------------------------
3.(I) (1)         Articles of Amendment to Articles of Incorporation of Vac-Tec
                  Systems, Inc. dated February 15, 1998.
--------------------------------------------------------------------------------
3.3 (4)           Articles of Amendment to the Articles of Incorporation of
                  Recycling Centers of America, Inc. dated January 16, 2002.
--------------------------------------------------------------------------------
3(II) (1)         By-laws of Val-Tec Systems, Inc.
--------------------------------------------------------------------------------
4.1 (9)           Securities Purchase Agreement, dated June 23, 2005, by and among Reclamation Consulting and Applications, Inc. and AJW
                  Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC
                  and New Millennium Capital Partners II, LLC.
--------------------------------------------------------------------------------
4.2 (9)           Callable Secured Convertible Note issued to AJW Offshore,
                  Ltd., dated June 23, 2005.
--------------------------------------------------------------------------------
4.3 (9)           Callable Secured Convertible Note issued to AJW Qualified
                  Partners, LLC, dated June 23, 2005.
--------------------------------------------------------------------------------
4.4 (9)           Callable Secured Convertible Note issued to AJW Partners, LLC, dated June 23, 2005.
--------------------------------------------------------------------------------
4.5 (9)           Callable Secured Convertible Note issued to New Millennium
                  Capital Partners II, LLC, dated June 23, 2005.
--------------------------------------------------------------------------------
4.6 (9)           Stock Purchase Warrant issued to AJW Offshore, Ltd., dated
                  June 23, 2005.
--------------------------------------------------------------------------------
4.7 (9)           Stock Purchase Warrant issued to AJW Qualified Partners, LLC, dated June 23, 2005.
--------------------------------------------------------------------------------
4.8 (9)           Stock Purchase Warrant issued to AJW Partners, LLC, dated June
                  23, 2005.
--------------------------------------------------------------------------------
4.9 (9)           Stock Purchase Warrant issued to New Millennium Capital
                  Partners II, LLC, dated June 23, 2005.
--------------------------------------------------------------------------------
4.10 (9)          Registration Rights Agreement, dated as of June 23, 2005, by and among Reclamation Consulting and Applications, Inc., AJW
                  Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC
                  and New Millennium Capital Partners II, LLC.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
4.11 (9)          Security Agreement, dated as of June 23, 2005, by and among
                  Reclamation Consulting and Applications, Inc., AJW Offshore,
                  Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New
                  Millennium Capital Partners II, LLC.
--------------------------------------------------------------------------------
4.12 (9)          Intellectual Property Security Agreement, dated June 23, 2005, by and among Reclamation Consulting and Applications, Inc.,
                  AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners,
                  LLC and New Millennium Capital Partners II, LLC.
--------------------------------------------------------------------------------
4.13 (9)          Guaranty and Pledge Agreement, dated June 23, 2005, by and among Reclamation Consulting and Applications, Inc., Gordon
                  Davies, AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW
                  Partners, LLC and New Millennium Capital Partners II, LLC.
--------------------------------------------------------------------------------
10.1 (4)          Employment Agreement between Reclamation Consulting and
                  Applications, Inc. and Gordon Davies, dated as of January 1,
                  2002.
--------------------------------------------------------------------------------
10.2 (4)          Employment Agreement between Reclamation Consulting and
                  Applications, Inc. and Michael Davies, dated as of January 1,
                  2002.
--------------------------------------------------------------------------------
10.3 (5)          Distribution Agreement between Progear Environmental
                  Solutions, Inc. and Reclamation Consulting and Applications,
                  Inc. dated June 4, 2003.
--------------------------------------------------------------------------------
10.4 (5)          Professional Services Agreement between Paul Petit and
                  Reclamation Consulting and Applications, Inc. dated May 6,
                  2003.
--------------------------------------------------------------------------------
10.5 (5)          Manufacturing Agreement between North American Systems, Inc.
                  and Reclamation Consulting and Applications, Inc. dated
                  October 14, 2003.
--------------------------------------------------------------------------------
10.6 (5)          Revolving Loan Agreement between North American Systems, Inc.
                  and Reclamation Consulting and Applications, Inc. dated July
                  30, 2003.
--------------------------------------------------------------------------------
10(A) (1)         Employment, Confidentiality and Non-Competition Agreement
                  between Recycling Centers of America, Inc. and Bruce Selk, dated as of May 26, 1999.
--------------------------------------------------------------------------------
10(B) (1)         Employment Agreement between Recycling Centers of America,
                  Inc. and Michael Davies, dated as of June 1, 1999.
--------------------------------------------------------------------------------
10(C) (1)         Employment Agreement between Recycling Centers of America,
                  Inc. and Gordon Davies, dated as of June 1, 1999.
--------------------------------------------------------------------------------
10(D) (1)         OEM Agreement between Pall Filtron, Inc. and Brody Special
                  Projects Company, dated as of June 30, 1999.
--------------------------------------------------------------------------------
10(E) (1)         Transfer Agreement by and among Recycling Centers of America,
                  Inc. and Steve Madsen and John D. Ewing, dated as of November
                  15, 1999.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
10.7 (6)          Employment Agreement between Reclamation Consulting and
                  Applications, Inc. and Michael Davies, dated June 30, 2004.
--------------------------------------------------------------------------------
10.8 (6)          Employment Agreement between Reclamation Consulting and
                  Applications, Inc. and Gordon Davies, dated June 30, 2004.
--------------------------------------------------------------------------------
10.9 (6)          Distributorship Agreement between Reclamation Consulting and
                  Applications, Inc. and North American Marketing, Inc., dated
                  July 30, 2003.
--------------------------------------------------------------------------------
10.10 (5)         Distributorship Agreement between Reclamation Consulting and
                  Applications, Inc. and North American Systems, Inc.
--------------------------------------------------------------------------------
10.11 (5)         Security Agreement between Reclamation Consulting and
                  Applications, Inc. and North American Systems, Inc., dated
                  July 30, 2003
--------------------------------------------------------------------------------
10.12 (7)         Agreement between Reclamation Consulting and Applications,
                  Inc. and North American Systems, Inc., dated November 8, 2004
--------------------------------------------------------------------------------
10.13 (13)        Employment Agreement between Reclamation Consulting and
                  Applications, Inc. and Gordon Davies, dated as of January 6,
                  2005.
--------------------------------------------------------------------------------
10.14 (13)        Employment Agreement between Reclamation Consulting and
                  Applications, Inc. and Michael Davies, dated as of January 6,
                  2005.
--------------------------------------------------------------------------------
10.15 (13)        Contract Sales Representative Agreement, dated as of November
                  15, 2004, by and between Reclamation Consulting and
                  Applications, Inc. the Company and Rosiane Jacomini.
--------------------------------------------------------------------------------
10.16 (13)        Addendum to Contract Sales Representative Agreement dated as of November 15, 2004, by and between Reclamation Consulting and Applications, Inc. and Rosiane Jacomini.
--------------------------------------------------------------------------------
10.17 (13)        Addendum to Contract Sales Representative Agreement dated as of November 15, 2004, by and between Reclamation Consulting and Applications, Inc. and Rosiane Jacomini.
--------------------------------------------------------------------------------
10.18 (13)        Distributorship Agreement, dated as of August 10, 2004, by and between Reclamation Consulting and Applications, Inc. and
                  Aurtech Marketing, Pty., Ltd.
--------------------------------------------------------------------------------
10.19 (13)        Distribution Agreement, dated as of December 5, 2003, by and between Reclamation Consulting and Applications, Inc. and
                  Canadian Release Agents, Ltd.
--------------------------------------------------------------------------------
10.20 (13)        Distributorship Agreement, dated as of July 12, 2005, by and between Reclamation Consulting and Applications, Inc. and Mark
                  Lang.
--------------------------------------------------------------------------------
10.21 (13)        Sales Representative Agreement, dated as of July 7, 2005, by and between Reclamation Consulting and Applications, Inc. and
                  Jimmy Watts.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
10.22 (13)        Distributorship Agreement, dated as of February 3, 2005, by and between Reclamation Consulting and Applications, Inc. and
                  ITA Asphalt Limited.
--------------------------------------------------------------------------------
10.23 (13)        Distributorship Agreement, dated as of June 30, 2005, by and between Reclamation Consulting and Applications, Inc. and Don
                  Pickett.
--------------------------------------------------------------------------------
10.24 (13)        Contract Sales Representative Agreement, dated as of October
                  27, 2004, by and between Reclamation Consulting and
                  Applications, Inc. and Dennis Jackman.
--------------------------------------------------------------------------------
10.25 (13)        Addendum to Contract Sales Representative Agreement by and
                  between Reclamation Consulting and Applications, Inc. and
                  Dennis Jackman.
--------------------------------------------------------------------------------
11 (1)            Statement of Computation of Earnings Per Share for the years
                  1998 and 1999.
--------------------------------------------------------------------------------
12 (1)            Subsidiaries of Recycling Centers of America, Inc. (as of
                  March 2, 2000).
--------------------------------------------------------------------------------
14.1*             Code of Ethics for Reclamation Consulting and Applications,
                  Inc.
--------------------------------------------------------------------------------
16.1 (2)          Letter regarding change of accountant from Stuart Rubin, CPA dated July 8, 2002.
--------------------------------------------------------------------------------
16.1 (3)          Letter regarding change of accountant from Stuart Rubin, CPA dated July 8, 2002.
--------------------------------------------------------------------------------
16.1 (11)         Letter regarding change of accountant from Kabani & Company,
                  Inc., dated July 25, 2005.
--------------------------------------------------------------------------------
16.1 (12)         Letter regarding change of accountant from Kabani & Company,
                  Inc., dated July 25, 2005.
--------------------------------------------------------------------------------
16.1 (10)         Letter regarding change of accountant from Kabani & Company,
                  Inc., dated July 6, 2005.
--------------------------------------------------------------------------------
17.1 (8)          Resignation of Paul Petit as Director of Reclamation
                  Consulting and Applications, Inc., dated June 21, 2005.
--------------------------------------------------------------------------------
21.1*
--------------------------------------------------------------------------------

      *     Filed herewith

(1) Filed on March 8, 2000 as an exhibit to Reclamation Consulting's (formerly known as Recycling Centers of America, Inc.) registration statement on Form 10-SB and incorporated herein by reference.

(2) Filed on July 18, 2005 as an exhibit to Reclamation Consulting's Report on Form 8-K dated June 3, 2002 and incorporated herein by reference.

(3) Filed on July 19, 2005 as an exhibit to Reclamation Consulting's Report on Form 8-K/A dated July 8, 2002 and incorporated herein by reference.

(4) Filed on October 16, 2002 as an exhibit to Reclamation Consulting's annual report on Form 10-KSB for the fiscal year ended June 30, 2002 and incorporated herein by reference.

(5) Filed on October 15, 2003 as an exhibit to Reclamation Consulting's annual report on Form 10-KSB for the fiscal year ended June 30, 2003 and incorporated herein by reference.

(6) Filed on October 1, 2004 as an exhibit to Reclamation Consulting's annual report on Form 10-KSB for the fiscal year ended June 30, 2004 and incorporated herein by reference.

(7) Filed on November 15, 2004 as an exhibit to Reclamation Consulting's Report on Form 8-K dated November 15, 2004 and incorporated herein by reference.

(8) Filed on June 21, 2005 as an exhibit to Reclamation Consulting's Report on Form 8-K dated June 21, 2005 and incorporated herein by reference.

(9) Filed on June 28, 2005 as an exhibit to Reclamation Consulting's Report on Form 8-K dated June 23, 2005 and incorporated herein by reference.

(10) Filed on July 6, 2005 as an exhibit to Reclamation Consulting's Report on Form 8-K dated July 6, 2005 and incorporated herein by reference.

(11) Filed on July 26, 2005 as an exhibit to Reclamation Consulting's Report on Form 8-K/A dated July 6, 2005 and incorporated herein by reference.

(12) Filed on July 26, 2005 as an exhibit to Reclamation Consulting's Report on Form 8-K/A dated July 25, 2005 and incorporated herein by reference.

(13) Filed on July 27, 2005 as an exhibit to Reclamation Consulting's registration statement on Form SB-2 and incorporated herein by reference.