Form 10QSB
period 2005-09-30
RECLAMATION CONSULTING & APPLICATIONS INC
filed 2005-11-21
CIK 1100091

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 19345

               For the quarterly period ended September 30, 2005.

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____.

                        Commission file number: 000-26017

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
        (Exact name of Small Business Issuer as specified in its charter)

            Colorado                                     58-2222646
            --------                                     ----------
 (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)


        23832 Rockfield Boulevard, Suite 275                 92630
        Lake Forest, California                              -----
        ---------------------------------------
        (Address of principal executive offices)          (Zip Code)

          Issuer's telephone number, including area code: 949-609-0590 Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $0.01 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plane confirmed by a court. Yes __________ No __________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 21, 2005: 29,620,813

Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                   Form 10-QSB

               For the Three Month Period Ended September 30, 2005

                                Table of Contents


PART I -  FINANCIAL INFORMATION ...............................................3

  ITEM 1.   FINANCIAL STATEMENTS ..............................................3

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ........23

  ITEM 3.   CONTROLS AND PROCEDURES ..........................................28

PART II - OTHER INFORMATION ..................................................29

  ITEM 1.   LEGAL PROCEEDINGS ................................................29

  ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ......30

  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES ..................................30

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............30

  ITEM 5.   OTHER INFORMATION ................................................30

  ITEM 6.   EXHIBITS .........................................................30

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

  Financial Statements:

                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                 BALANCE SHEET
                                  (UNAUDITED)
                               SEPTEMBER 30, 2005


                                     ASSETS

CURRENT ASSETS:
             Cash and cash equivalents                                                  $       --
             Accounts receivable                                                              39,190
             Inventories                                                                      53,488
             Prepaid interest                                                                 58,750
             Prepaid insurance                                                                20,000
             Prepaid expenses and other current assets                                        26,050
                                                                                        ------------

                        Total current assets                                                 197,478

Property and equipment, net                                                                   54,821
Deferred financing costs, net                                                                 38,167
                                                                                        ------------

                                                                                        $    290,466
                                                                                        ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
             Accounts payable                                                           $    203,182
             Accrued payroll and related expenses                                            277,266
             Accrued interest payable                                                         75,868
             Other accrued expenses                                                           20,151
             Current portion of accrued judgment payable                                      39,300
             Notes payable - related parties                                                 421,399
             Current portion of notes payable                                                303,351
                                                                                        ------------

                        Total current liabilities                                          1,340,517

             Accrued judgment payable, net of current portion                                 65,100
             Notes payable, net of current portion                                            98,266
             Derivative and warrant liabilities                                            1,634,036
                                                                                        ------------

                        Total liabilities                                                  3,137,919
                                                                                        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
             Common stock, $0.01 par value; 75,000,000 shares authorized,
             29,620,813 shares issued and outstanding                                        296,208
             Additional paid-in-capital                                                   11,731,997
             Treasury stock (1,500,000 shares), at cost                                      (15,000)
             Accumulated deficit                                                         (14,860,658)
                                                                                        ------------

                        Total stockholders' deficit                                       (2,847,453)
                                                                                        ------------

                                                                                        $    290,466
                                                                                        ============

    The accompanying notes are an integral part of the financial statements.

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


                                                                     2005            2004
                                                                 ------------    ------------
Net revenue                                                      $     48,177    $    126,811

Cost of revenue                                                        36,180          55,754
                                                                 ------------    ------------

       Gross profit                                                    11,997          71,057

Selling, general and administrative expenses                          834,772         439,599
                                                                 ------------    ------------

       Loss from operations                                          (822,775)       (368,542)
                                                                 ------------    ------------

Other income (expense):
       Interest income                                                   --            19,019
       Interest expense                                              (162,231)        (34,422)
       Change in fair value of derivative and warrant
         liabilities                                                  940,276            --
                                                                 ------------    ------------

       Net other income (expense)                                     778,045         (15,403)
                                                                 ------------    ------------

       Loss before provision for income taxes                         (44,730)       (383,945)

Provision for income taxes                                                800             800
                                                                 ------------    ------------

Net loss                                                         $    (45,530)   $   (384,745)
                                                                 ============    ============

Net loss per share - basic and diluted                           $      (0.00)   $      (0.01)
                                                                 ============    ============

Weighted-average common shares outstanding - basic and diluted     29,620,813      25,927,904
                                                                 ============    ============

    The accompanying notes are an integral part of the financial statements.

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


                                                                                      2005         2004
                                                                                   ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
             Net loss                                                              $ (45,530)   $(384,745)
             Adjustments to reconcile net loss to net cash used in
               operating activities:
                    Issuance of stock options and warrants for services rendered     265,231         --
                    Issuance of shares for services rendered                            --        155,841
                    Change in fair value of derivative and warrant liabilities      (940,276)        --
                    Amortization of discount on notes payable                        110,766         --
                    Depreciation and amortization                                      6,039        1,328
                    (Increase) decrease in operating assets:
                                Accounts receivable                                   (7,975)    (138,990)
                                Note receivable                                         --       (120,572)
                                Inventories                                           (7,796)        --
                                Prepaid expenses and other current assets              1,528      (12,154)
                    Increase (decrease) in operating liabilities:
                                Accounts payable and accrued expenses                 53,315       11,846
                                Customer deposits                                       --         (2,052)
                                                                                   ---------    ---------

                    Total adjustments                                               (519,168)    (104,753)
                                                                                   ---------    ---------

             Net cash used in operating activities                                  (564,698)    (489,498)
                                                                                   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
                    Acquisition of property and equipment                             (5,627)      (2,600)
                                                                                   ---------    ---------

             Net cash used in investing activities                                    (5,627)      (2,600)
                                                                                   ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
                    Proceeds on notes payable                                        789,850      216,500
                    Payments on notes payable                                       (219,525)        (445)
                    Receipt of cash for shares to be issued                             --         45,000
                    Issuance of common shares for cash                                  --        230,000
                                                                                   ---------    ---------

             Net cash provided by financing activities                               570,325      491,055
                                                                                   ---------    ---------

Net decrease in cash and cash equivalents                                               --         (1,043)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          --          1,043
                                                                                   ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $    --      $    --
                                                                                   =========    =========

                                   Continued

    The accompanying notes are an integral part of the financial statements.

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
                                   (Continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID FOR:      Interest                                                       $  18,552    $   1,838
                                                                                   =========    =========

                    Income taxes                                                   $    --      $    --
                                                                                   =========    =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of notes payable and accrued interest to common stock                   $    --      $  30,000
                                                                                   =========    =========

Debt discount on convertible debt                                                  $ 600,000    $    --
                                                                                   =========    =========

Issuance of notes payable for cancellation of shares to be issued                  $  25,000    $    --
                                                                                   =========    =========

Prepaid interest offset against accrued interest payable                           $  27,250    $    --
                                                                                   =========    =========

Cancellation of 62,500 shares of common stock                                      $    --      $  26,275
                                                                                   =========    =========

    The accompanying notes are an integral part of the financial statements.

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization

Reclamation Consulting and Applications, Inc., ("us", "we", the "Company" or the "Registrant") is a Colorado corporation that currently specializes in the production and sale of its Alderox(TM) products, including Alderox(TM), ASA-12(TM), DCR(TM), KR-7(TM), PaverBlend(TM), TSR(TM), and ASA Cleaners. These products are made from our patented formula relating specifically to an improved release agent for mitigating the sticking of asphalt, concrete and other similar products to various surfaces. Release agents are commonly applied to containers, mixers, truck beds and forms prior to pouring asphalt or concrete into them, and act as a barrier to mitigate adhesion of the asphalt, concrete or other material to the relevant surfaces.

Basis of Presentation

The accompanying interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheet, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended June 30, 2005.

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred cumulative losses of $14,860,658, including net losses of $45,530 and $384,745 for the three months ended September 30, 2005 and 2004, respectively, and has a working capital deficit of $1,143,039.

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

Management has taken the following steps, which it believes are sufficient to provide the Company with the ability to continue as a going concern: (i) obtaining additional equity and debt financing (see Notes 8 and 10); (ii) controlling of salaries and general and administrative expenses; (iii) managing accounts payable; and (iv) evaluating its distribution and marketing methods.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability of long-lived assets, the fair value of derivative and warrant liabilities, and the fair value of common shares/options granted for services. Actual results could differ from those estimates.

Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash equivalents to include highly liquid investments with original maturities of three months or less.

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

The Company depreciates its property and equipment using the straight-line method over the following estimated useful lives:

         Computers and office equipment               3-5 years
         Test equipment                                 5 years
         Vehicles                                       5 years

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of September 30, 2005, the Company does not believe there has been any impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

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

Convertible Debentures

In certain instances, the convertible feature of the Company's notes payable provides for a rate of conversion that is below market value (see Note 8). This feature is characterized as a beneficial conversion feature ("BCF"), which is recorded by the Company pursuant to Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments."

The Company's notes payable are recorded net of the debt discount related to BCF. The Company amortizes the discount to interest expense over the life of the debt on a straight-line basis, which approximates the effective interest method. For the three months ended September 30, 2005, the Company recorded $110,766 of amortization related to BCF.

Deferred Financing Costs

The Company records direct costs of obtaining debt as deferred financing costs and amortizes these costs to interest expense over the life of the debentures on a straight-line basis, which approximates the effective interest method.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, related-party notes payable and notes payable. Pursuant to SFAS No. 107, "Disclosures About the Fair Value of Financial Instruments," the Company is required to estimate the fair value of all financial instruments at the balance sheet date. The Company cannot determine the estimated fair value of related-party notes payable as the transactions originated with related parties nor the fair value of the convertible notes payable as instruments similar to its convertible notes payable could not be located. Other than these items, the Company considers the carrying values of its financial instruments in the financial statements to approximate their fair values.


Derivative Financial Instruments

The Company's derivative financial instruments consist of embedded derivatives related to the Callable Secured Convertible Term Notes (the "Notes") entered into on June 23, 2005 (see Note 8). These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date ($1,274,522 as of September 30, 2005). In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. The fair value of such options and warrants at September 30, 2005 totaled $359,514. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion-related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 140%; and risk free interest rate of 4.18% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using discounted cash flows and probability analysis. The derivatives are classified as long-term liabilities (see Note 8).

During the quarter ended September 30, 2005, the net decrease in the derivative and warrant liability was $940,276, which was recorded as a component of other income in the accompanying statements of operations.

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

Net Loss Per Share

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. Dilution is computed by applying the treasury stock method for options and warrants. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) as if funds obtained thereby were used to purchase common stock at the average market price during the period.

For the three months ended September 30, 2005 and 2004, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation that is not permitted and therefore not included. Such dilutive amounts would have included shares potentially issuable pursuant to convertible debentures (see Notes 7 and 8) and outstanding options and warrants (see Note 10).

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

The Company's net loss and net loss per share determined under SFAS No. 123 were the same as reported in the accompanying statements of operations for the three months ended September 30, 2005 and 2004 as no options were issued to employees during these periods.

Concentrations of Credit Risk

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. From time-to-time, the Company's cash balances exceed the amount insured by the FDIC. Management believes the risk of loss of cash balances in excess of the insured limit to be low.

The majority of revenues in the three months ended September 30, 2005 and 2004 were generated from a few customers. For the three months ended September 30, 2005, total sales to two major customers, amounted to $34,126, or approximately 70.7% of our sales and as of September 30, 2005, accounts receivable from these two customers accounted for approximately 87.1% of our total accounts receivable.

Reclassifications

Certain   amounts  in  September  30,  2004  financial   statements   have  been
reclassified  to  conform  with  the  September  30,  2005  presentation.   Such
reclassification had no effect on net loss as previously reported.

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

In November 2004, The FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS No. 151 requires that these costs be expensed as incurred and not included in overhead. SFAS No. 151 also requires that allocation of fixed production overhead to conversion costs be based on normal capacity of the production facilities. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement did not have a significant impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets, an amendment of APB Opinion 29, Accounting for Non-Monetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendment eliminates the narrow exception for non-monetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance." The provisions in SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement did not have a material impact on the Company's financial statements.

NOTE 3 - ACCOUNTS RECEIVABLE

All accounts receivable are trade related. These receivables are current and no reserve for uncollectible accounts is deemed necessary.

NOTE 4 - INVENTORIES

Inventories consist of the following as of September 30, 2005:

Raw materials                    $22,633
Finished goods                    30,855
                                 -------

                                 $53,488
                                 =======

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at September 30, 2005:

Computers and office equipment   $ 26,357
Test equipment                     32,579
Vehicles                           17,408
                                 --------

                                   76,344
Less accumulated depreciation     (21,523)
                                 --------

                                 $ 54,821
                                 ========

Depreciation expense was $4,206 and $1,328 for the three months ended September 30, 2005 and 2004, respectively.

NOTE 6 - DEFERRED FINANCING COSTS

Deferred financing costs consist of the following as of September 30, 2005:

Cost                             $ 40,000
Less accumulated amortization      (1,833)
                                 --------

                                 $ 38,167
                                 ========

Amortization expense was $1,833 for the three months ended September 30, 2005.

NOTE 7 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consist of the following at September 30, 2005:

Unsecured  note  payable to  stockholder,  bearing  interest  at 10 percent per annum,  convertible to common stock at $0.25 per share,
 due on demand                                                               $   6,000

Unsecured  note  payable to  stockholder,  bearing  interest  at 15 percent per annum, convertible to common stock at $0.75 per share,
 monthly principal payments of $1,833, due June 30, 2006                        13,333

Unsecured  note  payable to  stockholder,  bearing  interest  at 15
 percent per annum, due on demand                                               14,598

Unsecured  notes payable to  stockholders,  bearing  interest at 10
 percent per annum, due on demand                                              333,763

Unsecured  note  payable  to  stockholder,  bearing  interest  at 5
 percent, due on demand                                                         43,150

Unsecured note payable to stockholder,  bearing  interest at credit
 card rate, as defined, due on demand                                           10,555
                                                                             ---------
                                                                             $ 421,399
                                                                             =========

Interest expense on notes payable - related parties for the three months ended September 30, 2005 and 2004 was $13,013 and $4,315, respectively. All related-party notes payable are reflected as current liabilities as they are either due on demand or mature on June 30, 2006.

NOTE 8 - NOTES PAYABLE

Notes payable consist of the following at June 30, 2005:

Callable,  secured,  convertible  notes  payable,  net of  unamortized       $  98,266
 discount of $1,201,734 (see below)

Note payable, bearing interest at 10 percent per annum, convertible to common stock at 70% of the average of the 5 lowest closing bid prices of the common stock for the 20 days preceding the date of conversion, with a floor of $0.18 per share and a ceiling of $0.30 per share, due
 March 2006, secured by accounts receivable,  inventories and property
 and equipment, net of unamortized debt discount of $25,000 (see below)         25,001

Note payable, bearing interest at 15 percent per annum, convertible to
common  shares  at  $0.40  per  share,  due  on  demand,   secured  by
substantially all assets of the Company                                         75,000

Note payable, bearing interest at 15 percent per annum, convertible to common  shares at $0.40 per  share,  due  October  2005,  secured  by
 substantially all assets of the Company                                        50,000

Notes  payable,  bearing  interest  at 10  percent  per annum and paid semi-annually,  convertible  to  common  shares at $0.40 or $0.45 per share,  due on  demand,  secured by  substantially  all assets of the
 Company                                                                        47,500

Note payable, bearing interest at 15 percent per annum, convertible to common  shares  at  $0.75  per  share,  due  on  demand,  secured  by
 substantially all assets of the Company                                        50,000

Unsecured  notes  payable,  bearing  interest at 10 percent per annum, convertible  to common  shares at $0.40 per share,  due  December 31,
 2005                                                                           55,850
                                                                             ---------

                                                                               401,617

Less:  current portion                                                        (303,351)
                                                                             ---------
                                                                             $  98,266
                                                                             =========

During the year ended June 30, 2005, the Company borrowed $50,001 from a noteholder, which is payable in March 2006. The noteholder has an option to convert up to the full loan amount into restricted shares of the Company's common stock at $0.25 per share. The Company recorded a BCF-related discount on the debt of $50,000 and amortized $12,500 as non-cash interest expense during the three months ended September 30, 2005.

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

      o $600,000 was disbursed on July 28, 2005 (within five days of filing a registration statement covering the number of shares of common stock underlying the secured convertible notes and the warrants); and

      o $700,000 will be disbursed within five days of the effectiveness of a registration statement (see below).

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

Under a Guaranty and Pledge Agreement, Mr. Gordon Davies, the Company's president, agreed (i) to unconditionally guarantee the timely and full satisfaction of all obligations, whether matured or unmatured, now or hereafter existing or created and becoming due and payable to the Investors, their successors, endorsees, transferees or assigns under the SPA and other transaction documents to the extent of 517,400 shares of the Company's common stock owned by Mr. Davies, and (ii) to grant to the Investors, their successors, endorsees, transferees or assigns a security interest in the 517,400 shares, as collateral security for such obligations.

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

      o The SPA includes a penalty provision based on any failure to meet registration requirements for shares issuable under the conversion of the note or exercise of the warrants, which represents an embedded derivative, but such derivative has a de minimus value and has not been included in this analysis at September 30, 2005; and

      o The SPA contains certain events of default including not having adequate shares registered to effectuate allowable conversions; in that event, the Company is required to pay a conversion default payment at 24% interest, which is identified as an embedded derivative and has been bifurcated and recorded on the Company's balance sheet at its fair value.

The initial relative fair value assigned to the embedded derivatives was $504,601 as of June 30, 2005. The fair value of the embedded derivatives was $701,212 as of September 30, 2005.

In conjunction with the Notes, the Company issued warrants to purchase 5,200,000 shares of common stock. The accounting treatment of the derivatives and warrants requires that the Company record the warrants at their fair values as of the inception date of the agreement, which totaled $525,934 as of June 30, 2005. As of September 30, 2005, the fair value of these warrants was $573,310.

The Company recorded the first $1,300,000 of fair value of the derivatives and warrants to debt discount (equal to the total proceeds received as of September 30, 2005), which will be amortized to interest expense over the term of the Notes. Amortization expense for the three months ended September 30, 2005 was $98,266.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Litigation

On May 2, 2005, a complaint was filed against the Company, our president, Gordon Davies, and our vice president, Michael Davies. The complaint alleges, among other things, a cause of action for breach of contract and seeks the return of approximately $55,000, which the plaintiff alleges was loaned to the Company under a "partly written, partly oral" agreement, pursuant to which a total of $80,000 was loaned. Company management has denied that the plaintiff is owed the amounts sought and intends to vigorously defend this action. Specifically, Company management denies that any such agreement ever existed, and that the Company never received any loans from the plaintiff. On August 2, 2005, a hearing on the Company's demurrer to the complaint was held, pursuant to which the demurrer was granted and required the plaintiff to amend its complaint. On August 29, 2005, an amended complaint was filed against the Company, Mr. Gordon Davies and Mr. Michael Davies. A trial date has been set for June 2006. Counsel has advised the Company that it is premature to attempt to estimate any potential outcome or loss at this time.

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
                            --------

                            $104,400
                            ========

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Colorado. In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities. The Company is also required to indemnify the Investors for certain matters as defined under the terms of the Notes. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make.

Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheet.

NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock

During the three months ended September 30, 2004, the Company issued common shares at various times, as described per the following. The shares were valued at the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance. Restricted shares were discounted for illiquidity and restrictions on trading.

2004

During the year three months ended September 30, 2004, the Company issued 766,663 shares of common stock for cash amounting $230,000.

During the three months ended September 30, 2004, the Company issued 399,593 shares of common stock for services rendered amounting $155,841.

During the year three months ended September 30, 2004, the Company cancelled 62,500 shares of common stock amounting to $26,275.

As of September 30, 2004, the Company had received $45,000 for 150,000 shares of common stock to be issued.

2005

During the three months ended September 30, 2005, the Company settled debt to a related party by paying cash of $25,000 in lieu of 100,000 shares of common stock that were committed to be issued at June 30, 2005. No gain or loss was recorded on this transaction.

There were no issuances of common stock during the three months ended September 30, 2005.

                           Stock Options and Warrants


The Company has no stock option plans.

During the three months ended September 30, 2005, the Company granted fully vested options to various consultants for services rendered which were accounted for using the fair value of the options granted based on the Black-Scholes option-pricing model. The Company recorded $128,731 as consulting expense during the three months ended September 30, 2005.

In addition, the Company issued 2,250,000 warrants to a consultant in fiscal 2005, the Invested portion of which, vests at the rate of 750,000 warrants each on November 17, 2005 and February 17, 2006. The fair value of each group of 750,000 warrants is $136,500 and will be recognized as compensation expense in the accompanying financial statements upon vesting. For the three months ended September 30, 2005, the Company recognized $136,500 as consulting expense for the vesting of warrants on August 17, 2005.

The Company accounts for stock-based compensation to employees under APB 25 using the intrinsic value method. Pro forma information of the effect on operations as required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant was based on the following assumptions for the three months ended September 30, 2005 and 2004:

                                                  2005                   2004
                                                  ----                   ----
Expected life                                  1-5 years              1-5 years
Risk-free interest rate                          4.18%                    5%
Dividend yield                                     0%                     0%
Volatility                                        140%                   50%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following presentation of Management's Discussion and Analysis has been prepared by internal management and should be read in conjunction with the financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-QSB. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements about reliance on forward-looking statements made earlier in this document should be given serious consideration with respect to all forward-looking statements wherever they appear in this report, notwithstanding that the "safe harbor" protections available to some publicly reporting companies under applicable federal securities law do not apply to us as an issuer of penny stocks. Our actual results could differ materially from those discussed here.

Reclamation Consulting and Applications, Inc., ("us", "we", "our", the "Company" or the "Registrant") is a Colorado corporation that currently specializes in the production and sale of its Alderox(TM) products, including Alderox(TM) ASA-12(TM), DCR(TM), KR-7(TM), PaverBlend(TM), TSR(TM), and ASA Cleaners. We were originally formed in 1976, under the name "Vac-Tec Systems, Inc." and operated primarily in the glass vaccum coating business. Subsequently, in early 1977, we were reorganized as a public shell corporation with no significant assets.

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

------------------------------------------------------------------------------------------------------------------------------------
                                                     For the Three Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                     September 30, 2005               September 30, 2004                  Change       Change
                             --------------------------------       ------------------------------      ---------  --------------
                              Amount in         Percent of           Amount in        Percent of
                                 ($)             Revenues               ($)            Revenues             ($)           (%)
                             -------------    ---------------       -------------    -------------      ----------- --------------
Net revenues                   $   48,177            100.00%  %       $  126,811          100.00%  %      (78,634)       (62.01)%
Cost of revenues                   36,180             75.10%              55,754           43.97%         (19,574)       (35.11)%
                             -------------    ---------------       -------------    -------------      ----------- --------------
Gross profit                       11,997             24.90%              71,057           56.03%         (59,060)       (83.12)%
Selling, general and
administrative expenses           834,772           1732.72%             439,599          346.66%          395,173         89.89%
                             -------------    ---------------       -------------    -------------      ----------- --------------
Loss from operations            (822,775)         (1707.82)%           (368,542)        (290.62)%        (454,233)        123.25%
                             -------------    ---------------       -------------    -------------      ----------- --------------
Other  income (expense)
Interest income                        --                 --              19,019           15.00%         (19,019)      (100.00)%
Interest expense                (162,231)          (336.74)%            (34,422)         (27.14)%        (127,809)        371.30%
Change in fair value
of derivative
liabilities                       940,276           1951.71%                  --               --          940,276             --
                             -------------    ---------------       -------------    -------------      ----------- --------------
Total other expenses              778,045           1614.97%            (15,403)         (12.15)%                           0.00%

Loss before provision
for income tax                   (44,730)           (92.85)%           (383,945)         (302.77%          339,215       (88.35)%
Provision for income
taxes                                 800              1.66%                 800            0.63%               --             --
                             -------------    ---------------       -------------    -------------      ----------- --------------
Net loss                         (45,530)           (94.51)%           (384,745)        (303.40)%          339,215       (88.17)%

Net Revenues

Net Revenues for the three-month period ended September 30, 2005 decreased to $48,177 from $126,811 for the three-month period ended September 30, 2004. This decrease in net revenues of $78,634, or approximately 62.01% over the prior period is due primarily to the reorganization of our sales representative infrastructure.

Cost of Revenues

Cost of revenues for the three-month period ended September 30, 2005 decreased to $36,180 from $55,754 for the three-month period ended September 30, 2004. This decrease in cost of revenues of $19,574, or approximately 35.11% over the prior period is due primarily to the reorganization of our sales representative infrastructure.

Gross Profit

Gross profit for the three-month period ended September 30, 2005 decreased to $11,997 from $71,057 for the three-month period ended September 30, 2004. This decrease in gross profits of $59,060, or approximately 83.12% over the prior period is due primarily to the reorganization of our production and distribution systems and sales representative infrastructure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three-month period ended September 30, 2005 increased to $834,772 from $439,599 for the three-month period ended September 30, 2004. This increase in selling, general and administrative expenses of $395,173, or approximately 89.89% over the prior period is due primarily to the reorganization of our production and sales infrastructure and financing activities.

Loss from Operations

Loss from operations for the three-month period ended September 30, 2005 increased to $822,775 from $368,542 for the three-month period ended September 30, 2004. This increase in loss from operations of $454,233, or approximately 123.25% over the prior period is due primarily to the reorganization of our production and distribution and sales representative systems.

Interest Expense

Interest expense for the three month period ended September 30, 2005 increased to $162,231 from $34,422 for the three month period ended September 30, 2004. This increase in interest expense of $162,231, or approximately 371.30% over the prior period is due primarily to the increase in the amount of outstanding notes payable and amortization of the debt discounts amounting to $110,766 during the three months ended September 30, 2005. For the three months ended September 30, 2004, there was no debt discount amortization as no convertible debt was outstanding.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities for the three month period ended September 30, 2005 was $940,276, and we had no change in the fair value of derivative liabilities for the three month period ended September 30, 2005. Change in the fair value of derivative liabilities for the three month period ended September 30, 2005 was primarily the result of a decrease in the computed volatility of the market price of our common stock as well as a decline in the market price of the stock, thereby making conversion of the stock or the exercise of warrants less attractive to the holders of those instruments.

Net Loss

Net loss for the three month period ended September 30, 2005 decreased to $45,530 from $384,745 for the three month period ended September 30, 2004. This decrease in net loss of $339,215, or approximately 88.17% over the prior period is due primarily to the change in the fair value of the derivative warrant liabilities, as described above.

Liquidity and Capital Resources

          -----------------------------------------------------------------------------
                                                       September 30,      September 30,
                                                           2005               2004
                                                       -------------      ------------
          Net cash used in  operating activities         $(564,698)       $(489,498)
          Net cash used in investing activities             (5,627)          (2,600)
          Net cash provided by financing activities        570,325          491,055
          -----------------------------------------------------------------------------


General

For the three months ended September 30, 2005, we had used $564,698 in our operating activities and $5,627 in our investing activities, and we received $570,325 of cash from our financing activities. Accordingly, for the three months ended September 30, 2005, our funds from operations were not sufficient to cover our daily operations as further explained below.

Cash Flows from Operating Activities

Net cash used in our operating activities of $564,698 for the three months ended September 30, 2005 was primarily attributable to a net loss of $45,530, adjustments to reconcile net loss to net cash used in operating activities of $519,168 comprised of $265,231 for issuances of stock options and warrants for services rendered, decrease in the fair value of derivative and warrant liabilities of $940,276, amortization of discount on notes payable of $110,766, depreciation and amortization of $6,039, increase in accounts receivable of $7,975, increase in inventories of $7,796, decrease in prepaid expenses and other current assets of $1,528, and increase in accounts payable and accrued expenses of $53,315.

Cash Flows from Investing Activities

Net cash used in our investing activities of $5,627 for the three months ended September 30, 2005 was cash used in our acquisition of property and equipment.

Cash Flows from Financing Activities

Net cash provided by our financing activities of $570,325 for the three months ended September 30, 2005 was proceeds on notes payable of $789,850 and payment on notes payable and convertible debentures of $219,525.

Internal Sources of Liquidity

For the three months ended September 30, 2005, the funds generated from our operations were insufficient to fund our daily operations. Gross profit for the three months ended September 30, 2005 were $11,997, which was insufficient to meet our operating expenses of $834,772 for the same period. There is no assurance that funds from our operations will meet the requirements of our daily operations in the future. In the event that funds from our operations will be insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

External Sources of Liquidity

We actively pursue all potential financing options as we look to secure additional funds to both stabilize and grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merit. There can be no assurance that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of such financing will be favorable to us or our existing stockholders. As a result, our independent registered public accounting firm has issued a "going concern" modification on our audited financial statements for the year ended June 30, 2005.

At September 30, 2005, we have debt owing to related parties aggregating $421,399 as summarized in Note 7 to the financial statements.

At September 30, 2005, we have debt owing to non-related parties aggregating $1,628,351 (including unamortized debt discounts) as summarized in Note 8 to the financial statements.

Off Balance Sheet Arrangements

We do not have nor do we maintain any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, September 30, 2005. This evaluation was carried out under the supervision and with the participation of our President, Mr. Gordon W. Davies, and our Chief Financial Officer, Mr. Michael C. Davies (collectively, the "Certifying Officers"). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, September 30, 2005, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the "Commission").

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

Internal Control Over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended September 30, 2005. Based upon this evaluation, we have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or a publicly reporting company. Below is a brief summary of our existing, pending and known threatened litigation as of the date of this report:

On April 15, 2005 a complaint was filed by Jamestown, L.C. against us in the matter entitled Jamestown L.C. vs. Reclamation Consulting and Applications, Inc. Case No. 050907049, filed with the Third Judicial District Court, County of Salt Lake, State of Utah. The complaint alleges unjust enrichment and seeks past due rent in the amount of $54,272.58 plus interest and attorney fees. Our management has denied that the plaintiffs are owed the amounts sought and we intend to vigorously defend this action on the basis brought by the plaintiffs. Specifically, our management contends that we were precluded from using the facilities leased to us by Jamestown, L.C. to manufacture our products due to existing violations of fire code regulations on the property, and that we were forced to leave the property by governmental authorities. Accordingly, we could not perform under the lease agreement. Based upon a stipulation of the parties in this matter, the parties have agreed to stay all proceedings pending mediation and arbitration. On September 22, 2005, this matter was arbitrated/mediated in Salt Lake City, Utah, and the parties entered into a Memorandum of Understanding. Pursuant to the Memorandum of Understanding, we have agreed to pay the plaintiff the sum of $30,000 on March 1, 2006, and $3,100 per month for 24 months commencing on April 1, 2006, subject to our option to pay the entire settlement amount at a 20% discount.

On May 2, 2005, a complaint was filed by Pacific Business Capital Corporation against us, our president, Gordon Davies, and our vice president, Michael
Davies, in the matter entitled Pacific Business Capital vs. Reclamation Consulting and Applications, Inc., et. al., Case No. 05CC05777, filed with the Superior Court of State of California, County of Orange. The complaint alleges, among other things, a cause of action for breach of contract and seeks the return of approximately $55,000, which the plaintiffs allege they loaned us under a "partly written, partly oral" agreement, pursuant to which a total of $80,000 was loaned to us. Our management has denied that the plaintiffs are owed the amounts sought and we intend to vigorously defend this action on the basis brought by the plaintiffs. Specifically, our management denies that any such agreement for such loan ever existed, and that we never received any funds pursuant thereto, if any, from the plaintiffs. On August 2, 2005, a hearing on our demurrer to the complaint, filed on May 2, 2005, was held, pursuant to which the court granted our demurrer on the grounds set forth therein, but granted plaintiffs leave to amend their complaint. On August 29, 2005, plaintiffs again filed an amended complaint against us, Mr. Gordon Davies, and Mr. Michael Davies. On October 24, 2005 the Court has set the above entitled action for trial on June 26, 2006 at 9:00 A.M. in Department C-22 of the Superior Court of California County of Orange, Central Justice Center located at 700 Civic Center Drive West, Santa Ana, California.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any of our equity securities that were not registered under the Securities Act during the three-month period ended September 30, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the three month period ended September 30, 2005, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any of our indebtedness exceeding 5% of our total assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three month period ended September 30, 2005.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No. Description

-----------------   ----------------------------------------------------------------------------------------------------------------
  3.(I) (1)         Articles of Incorporation of Vac-Tec Systems, Inc. dated February 27, 1976.

-----------------   ----------------------------------------------------------------------------------------------------------------
  3.(I) (1)         Articles of Amendment to the Articles of Incorporation of Val-Tec Systems, Inc. dated March 10, 1976.

-----------------   ----------------------------------------------------------------------------------------------------------------
  3.(I) (1)         Articles of Incorporation of Vac-Tec Systems, Inc. dated May 12, 1976.

-----------------   ----------------------------------------------------------------------------------------------------------------
  3.(I) (1)         Articles of Amendment to Articles of Incorporation of Vac-Tec Systems, Inc. dated February 15, 1998.

-----------------   ----------------------------------------------------------------------------------------------------------------
  3.3 (4)           Articles of Amendment to the Articles of Incorporation of Recycling Centers of America, Inc. dated January 16,
                    2002.

-----------------   ----------------------------------------------------------------------------------------------------------------
  3(II) (1)         By-Laws of Vac-Tec Systems, Inc.

-----------------   ----------------------------------------------------------------------------------------------------------------
  4.1 (9)(15)       Securities  Purchase  Agreement,  dated  June 23,  2005,  by and among Reclamation Consulting and
                    Applications,  Inc. and AJW Offshore, Ltd., AJW  Qualified  Partners,  LLC, AJW Partners,  LLC and New
                    Millennium Capital Partners II, LLC.
-----------------   ----------------------------------------------------------------------------------------------------------------

-----------------   ----------------------------------------------------------------------------------------------------------------
  4.2 (9)           Callable Secured Convertible Note issued to AJW Offshore,  Ltd., dated June 23, 2005.

-----------------   ----------------------------------------------------------------------------------------------------------------
  4.3 (9)           Callable Secured Convertible Note issued to AJW Qualified Partners, LLC, dated June 23, 2005.

-----------------   ----------------------------------------------------------------------------------------------------------------
  4.4 (9)           Callable Secured Convertible Note issued to AJW Partners, LLC, dated June 23, 2005.

-----------------   ----------------------------------------------------------------------------------------------------------------
  4.5 (9)           Callable Secured Convertible Note issued to New Millennium Capital Partners II, LLC, dated June 23, 2005.

-----------------   ----------------------------------------------------------------------------------------------------------------
  4.6 (9)           Stock Purchase Warrant issued to AJW Offshore, Ltd., dated June 23, 2005.

-----------------   ----------------------------------------------------------------------------------------------------------------
  4.7 (9)           Stock Purchase Warrant issued to AJW Qualified Partners, LLC, dated June 23, 2005.

-----------------   ----------------------------------------------------------------------------------------------------------------
  4.8 (9)           Stock Purchase Warrant issued to AJW Partners, LLC, dated June 23, 2005.

-----------------   ----------------------------------------------------------------------------------------------------------------
  4.9 (9)           Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC, dated June 23, 2005.

-----------------   ----------------------------------------------------------------------------------------------------------------
  4.10 (9)          Registration Rights Agreement, dated as of June 23, 2005, by and among Reclamation Consulting and
                    Applications, Inc., AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium
                    Capital Partners II, LLC.

-----------------   ----------------------------------------------------------------------------------------------------------------
  4.11 (9)          Security Agreement, dated as of June 23, 2005, by and among Reclamation Consulting and Applications, Inc., AJW
                    Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC.

-----------------   ----------------------------------------------------------------------------------------------------------------
  4.12 (9)          Intellectual Property Security Agreement, dated June 23, 2005, by and among Reclamation Consulting and
                    Applications, Inc., AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium
                    Capital Partners II, LLC.

-----------------   ----------------------------------------------------------------------------------------------------------------
  4.13 (9)          Guaranty and Pledge Agreement, dated June 23, 2005, by and among Reclamation Consulting and Applications,
                    Inc., Gordon Davies, AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium
                    Capital Partners II, LLC.

-----------------   ----------------------------------------------------------------------------------------------------------------
  4.14(15)          Callable Secured Convertible Note issued to AJW Offshore,  Ltd., dated July 28, 2005.

-----------------   ----------------------------------------------------------------------------------------------------------------
  4.15(15)          Callable Secured Convertible Note issued to AJW Qualified Partners, LLC, dated July 28, 2005.

-----------------   ----------------------------------------------------------------------------------------------------------------
  4.16(15)          Callable Secured Convertible Note issued to AJW Partners, LLC, dated July 28, 2005.

-----------------   ----------------------------------------------------------------------------------------------------------------
  4.17(15)          Callable Secured Convertible Note issued to New Millennium Capital Partners II, LLC, dated July 28, 2005.

-----------------   ----------------------------------------------------------------------------------------------------------------
  4.18(15)          Stock Purchase Warrant issued to AJW Offshore, Ltd., dated July 28, 2005.
-----------------   ----------------------------------------------------------------------------------------------------------------

-----------------   ----------------------------------------------------------------------------------------------------------------
  4.19(15)          Stock Purchase Warrant issued to AJW Qualified Partners, LLC, dated July 28, 2005.

-----------------   ----------------------------------------------------------------------------------------------------------------
  4.20(15)          Stock Purchase Warrant issued to AJW Partners, LLC, dated July 28, 2005.

-----------------   ----------------------------------------------------------------------------------------------------------------
  4.21(15)          Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC, dated July 28, 2005.

-----------------   ----------------------------------------------------------------------------------------------------------------
  10.1 (4)          Employment Agreement between Reclamation Consulting and Applications, Inc. and Gordon Davies, dated as of
                    January 1, 2002.

-----------------   ----------------------------------------------------------------------------------------------------------------
  10.2 (4)          Employment Agreement between Reclamation Consulting and Applications, Inc. and Michael Davies, dated as of
                    January 1, 2002.

-----------------   ----------------------------------------------------------------------------------------------------------------
  10.3 (5)          Distribution Agreement between Progear Environmental Solutions, Inc. and Reclamation Consulting and
                    Applications, Inc. dated June 4, 2003.

-----------------   ----------------------------------------------------------------------------------------------------------------
  10.4 (5)          Professional Services Agreement between Paul Petit and Reclamation Consulting and Applications, Inc. dated May
                    6, 2003.

-----------------   ----------------------------------------------------------------------------------------------------------------
  10.5 (5)          Manufacturing Agreement between North American Systems, Inc. and Reclamation Consulting and Applications, Inc.
                    dated October 14, 2003.

-----------------   ----------------------------------------------------------------------------------------------------------------
  10.6 (5)          Revolving Loan Agreement between North American Systems, Inc. and Reclamation Consulting and Applications,
                    Inc. dated July 30, 2003.

-----------------   ----------------------------------------------------------------------------------------------------------------
  10(A) (1)         Employment, Confidentiality and Non-Competition Agreement between Recycling Centers of America, Inc. and Bruce
                    Selk, dated as of May 26, 1999.

-----------------   ----------------------------------------------------------------------------------------------------------------
  10(B) (1)         Employment Agreement between Recycling Centers of America, Inc. and Michael Davies, dated as of June 1, 1999.

-----------------   ----------------------------------------------------------------------------------------------------------------
  10(C) (1)         Employment Agreement between Recycling Centers of America, Inc. and Gordon Davies, dated as of June 1, 1999.

-----------------   ----------------------------------------------------------------------------------------------------------------
  10(D) (1)         OEM Agreement between Pall Filtron, Inc. and Brody Special Projects Company, dated as of June 30, 1999.

-----------------   ----------------------------------------------------------------------------------------------------------------
  10(E) (1)         Transfer Agreement by and among Recycling Centers of America, Inc. and Steve Madsen and John D. Ewing, dated as of November 15, 1999.

-----------------   ----------------------------------------------------------------------------------------------------------------
  10.7 (6)          Employment Agreement between Reclamation Consulting and Applications, Inc. and Michael Davies, dated June 30,
                    2004.

-----------------   ----------------------------------------------------------------------------------------------------------------
  10.8 (6)          Employment Agreement between Reclamation Consulting and Applications, Inc. and Gordon Davies, dated June 30,
                    2004.

-----------------   ----------------------------------------------------------------------------------------------------------------

-----------------   ----------------------------------------------------------------------------------------------------------------
  10.9 (6)          Distributorship Agreement between Reclamation Consulting and Applications, Inc. and North American Marketing,
                    Inc., dated July 30, 2003.

-----------------   ----------------------------------------------------------------------------------------------------------------
  10.10 (5)         Distributorship Agreement between Reclamation Consulting and Applications, Inc. and North American Systems,
                    Inc.

-----------------   ----------------------------------------------------------------------------------------------------------------
  10.11 (5)         Security Agreement between Reclamation Consulting and Applications, Inc. and North American Systems, Inc.,
                    dated July 30, 2003

-----------------   ----------------------------------------------------------------------------------------------------------------
  10.12 (7)         Agreement between Reclamation Consulting and Applications, Inc. and North American Systems, Inc., dated
                    November 8, 2004

-----------------   ----------------------------------------------------------------------------------------------------------------
  10.13 (13)        Employment Agreement between Reclamation Consulting and Applications, Inc. and Gordon Davies, dated as of
                    January 6, 2005.

-----------------   ----------------------------------------------------------------------------------------------------------------
  10.14 (13)        Employment Agreement between Reclamation Consulting and Applications, Inc. and Michael Davies, dated as of
                    January 6, 2005.

-----------------   ----------------------------------------------------------------------------------------------------------------
  10.15 (13)        Contract Sales Representative Agreement, dated as of November 15, 2004, by and between Reclamation Consulting and Applications, Inc. the Company and Rosiane Jacomini.

-----------------   ----------------------------------------------------------------------------------------------------------------
  10.16 (13)        Addendum to Contract Sales Representative Agreement dated as of November 15, 2004, by and between Reclamation
                    Consulting and Applications, Inc. and Rosiane Jacomini.

-----------------   ----------------------------------------------------------------------------------------------------------------
  10.17 (13)        Addendum to Contract Sales Representative Agreement dated as of November 15, 2004, by and between Reclamation
                    Consulting and Applications, Inc. and Rosiane Jacomini.

-----------------   ----------------------------------------------------------------------------------------------------------------
  10.18 (13)        Distributorship Agreement, dated as of August 10, 2004, by and between Reclamation Consulting and
                    Applications, Inc. and Aurtech Marketing, Pty., Ltd.

-----------------   ----------------------------------------------------------------------------------------------------------------
  10.19 (13)        Distribution Agreement, dated as of December 5, 2003, by and between Reclamation Consulting and Applications,
                    Inc. and Canadian Release Agents, Ltd.

-----------------   ----------------------------------------------------------------------------------------------------------------
  10.20 (13)        Distributorship Agreement, dated as of July 12, 2005, by and between Reclamation Consulting and Applications,
                    Inc. and Mark Lang.

-----------------   ----------------------------------------------------------------------------------------------------------------
  10.21 (13)        Sales Representative Agreement, dated as of July 7, 2005, by and between Reclamation Consulting and
                    Applications, Inc. and Jimmy Watts.

-----------------   ----------------------------------------------------------------------------------------------------------------
  10.22 (13)        Distributorship Agreement, dated as of February 3, 2005, by and between Reclamation Consulting and
                    Applications, Inc. and ITA Asphalt Limited.

-----------------   ----------------------------------------------------------------------------------------------------------------
  10.23 (13)        Distributorship Agreement, dated as of June 30, 2005, by and between Reclamation Consulting and Applications,
                    Inc. and Don Pickett.

-----------------   ----------------------------------------------------------------------------------------------------------------

-----------------   ----------------------------------------------------------------------------------------------------------------
  10.24 (13)        Contract Sales Representative Agreement, dated as of October 27, 2004, by and between Reclamation Consulting and Applications, Inc. and Dennis Jackman.

-----------------   ----------------------------------------------------------------------------------------------------------------
  10.25 (13)        Addendum to Contract Sales Representative Agreement by and between Reclamation Consulting and Applications,
                    Inc. and Dennis Jackman.

-----------------   ----------------------------------------------------------------------------------------------------------------
  11 (1)            Statement of Computation of Earnings Per Share for the years 1998 and 1999.

-----------------   ----------------------------------------------------------------------------------------------------------------
  12 (1)            Subsidiaries of Recycling Centers of America, Inc. (as of March 2, 2000).

-----------------   ----------------------------------------------------------------------------------------------------------------
  14.1(14)          Code of Ethics for Reclamation Consulting and Applications, Inc.

-----------------   ----------------------------------------------------------------------------------------------------------------
  16.1 (2)          Letter regarding change of accountant from Stuart Rubin, CPA dated July 8, 2002.

-----------------   ----------------------------------------------------------------------------------------------------------------
  16.1 (3)          Letter regarding change of accountant from Stuart Rubin, CPA dated July 8, 2002.

-----------------   ----------------------------------------------------------------------------------------------------------------
  16.1 (11)         Letter regarding change of accountant from Kabani & Company, Inc., dated July 25, 2005.

-----------------   ----------------------------------------------------------------------------------------------------------------
  16.1 (12)         Letter regarding change of accountant from Kabani & Company, Inc., dated July 25, 2005.

-----------------   ----------------------------------------------------------------------------------------------------------------
  16.1 (10)         Letter regarding change of accountant from Kabani & Company, Inc., dated July 6, 2005.

-----------------   ----------------------------------------------------------------------------------------------------------------
  17.1 (8)          Resignation of Paul Petit as Director of Reclamation Consulting and Applications, Inc., dated June 21, 2005.

-----------------   ----------------------------------------------------------------------------------------------------------------

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

(14) Filed on October 17 2005 as an exhibit to Reclamation Consulting's annual report on Form 10-KSB for the fiscal year ended June 30, 2005 and incorporated herein by reference.

(15) Filed on November 1, 2005 as an exhibit to Reclamation Consulting's Amendment No. 1 to a registration statement on Form SB-2 and incorporated herein by reference.

SIGNATURES

In accordance with the requirments of the Exchange Act, we have cause this report to be signed on our behalf by the undersigned, thereunto duly authorized.



                         RECLAMATION CONSULTINGAND APPLICATIONS, INC.

                         Date:  November 21, 2005


                         /s/ GORDON W. DAVIES
                          ---------------------------------------
                         Gordon W. Davies, President and Director

                         Date:  November 21, 2006