Form 10QSB
period 2005-12-31
RECLAMATION CONSULTING & APPLICATIONS INC
filed 2006-02-17
CIK 1100091

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 19345

                For the quarterly period ended December 31, 2005.
                                               ------------------

      | | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____.

                        Commission file number: 000-26017

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
        (Exact name of Small Business Issuer as specified in its charter)

        Colorado                                   58-2222646
     --------------                              ---------------
(State or other jurisdiction            (IRS Employer Identification No.)
 of incorporation or organization)

 23832 Rockfield Boulevard, Suite 275
        Lake Forest, California                         92630
-------------------------------------                -----------
(Address of principal executive offices)..............(Zip Code)

          Issuer's telephone number, including area code: 949-609-0590 Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $0.01 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes | | No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No [X] .

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plane confirmed by a court. Yes __________ No __________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,345,813 shares as of February 15, 2006.
Transitional Small Business Disclosure Format (check one);  Yes | | No |X|

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION.................................................1

   ITEM 1.    FINANCIAL STATEMENTS.............................................1
   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......19
   ITEM 3.    CONTROLS AND PROCEDURES.........................................26

PART II  - OTHER INFORMATION..................................................28

   ITEM 1.    LEGAL PROCEEDINGS...............................................28
   ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....28
   ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.................................28
   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............28
   ITEM 5.    OTHER INFORMATION...............................................28
   ITEM 6.    EXHIBITS........................................................28

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)
                                DECEMBER 31, 2005

                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                             $            211,500
     Accounts receivable                                                 13,751
     Inventories                                                         63,966
     Prepaid expenses                                                    35,400
     Other current assets                                                19,280
                                                             -------------------

                 Total current assets                                   343,897

Property and equipment, net                                              50,616
Deferred financing costs, net                                            36,000
                                                             -------------------

                                                           $            430,513
                                                             ===================


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                      $            210,772
     Accrued payroll and related expenses                               220,494
     Accrued interest payable                                            89,979
     Current portion of accrued judgment payable                         39,300
     Notes payable - related parties                                    508,066
     Current portion of notes payable                                   313,350
                                                             -------------------

                 Total current liabilities                            1,382,011

     Accrued judgment payable, net of current portion                    65,100
     Notes payable, net of discount of $1,692,609                       278,391
     Derivative and warrant liabilities                               2,020,368
                                                             -------------------

                 Total liabilities                                    3,745,870
                                                             -------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
     Common stock, $0.01 par value; 75,000,000
     shares authorized,
     30,345,813 shares issued and outstanding                           303,458
     Additional paid-in-capital                                      11,753,747
     Treasury stock (1,500,000 shares), at cost                         (15,000)
     Accumulated deficit                                            (15,357,512)
                                                             -------------------

                 Total stockholders' deficit                         (3,315,357)
                                                             -------------------

                                                           $            430,513
                                                             ===================

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          For the Three Months Ended                For the Six Months Ended
                                                                 DECEMBER 31,                             DECEMBER 31,
                                                     --------------------------------------   --------------------------------------
                                                           2005                 2004                2005                2004
                                                     ------------------   -----------------   -----------------   ------------------

Net revenue                                         $           13,057  $           35,357  $           61,234  $           162,168

Cost of revenue                                                 26,316              21,232              62,496               76,986
                                                     ------------------   -----------------   -----------------   ------------------

      Gross profit  (loss)                                     (13,259)             14,125              (1,262)              85,182

Selling, general and administrative expenses                   683,506             239,308           1,518,278              678,907
                                                     ------------------   -----------------   -----------------   ------------------

      Loss from operations                                    (696,765)           (225,183)         (1,519,540)            (593,725)
                                                     ------------------   -----------------   -----------------   ------------------

Other income (expense):
      Interest income                                                -              21,107                   -               40,126
      Interest expense                                        (150,258)            (34,422)           (312,489)             (49,922)
      Change in fair value of derivative
       and warrant liabilities                                 350,168                   -           1,290,444                    -
                                                     ------------------   -----------------   -----------------   ------------------

      Net other income (expense)                               199,910             (13,315)            977,955               (9,796)
                                                     ------------------   -----------------   -----------------   ------------------

      Loss before provision for income taxes                  (496,855)           (238,498)           (541,585)            (603,521)

Provision for income taxes                                           -                   -                 800                  800
                                                     ------------------   -----------------   -----------------   ------------------

Net loss                                            $         (496,855) $         (238,498) $         (542,385) $          (604,321)
                                                     ==================   =================   =================   ==================

Net loss per share - basic and diluted              $            (0.02) $            (0.01) $            (0.02) $             (0.02)
                                                     ==================   =================   =================   ==================


Weighted-average common shares outstanding -
      basic and diluted                                     29,692,606          25,927,904          29,654,420           26,287,877
                                                     ==================   =================   =================   ==================


                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004


                                                                                        2005                   2004
                                                                                --------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                $             (542,385) $           (604,321)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Change in fair value of derivative and warrant liabilities                      (1,290,444)                    -
         Issuance of stock options and warrants for services rendered                       401,731                     -
         Issuance of shares for services rendered and accrued interest                            -               193,522
         Amortization of discounts on notes payable                                         244,891                     -
         Depreciation and amortization                                                       12,413                 2,802
         (Increase) decrease in operating assets:
            Accounts receivable                                                              17,464               (59,789)
            Note receivable                                                                       -              (169,285)
            Inventories                                                                     (18,274)              (48,769)
            Prepaid expenses and other current assets                                        51,648               (51,536)
         Increase (decrease) in operating liabilities:
            Accounts payable and accrued expenses                                            (1,909)               16,930
            Customer deposits                                                                     -                (2,052)
                                                                                --------------------   -------------------

         Total adjustments                                                                 (582,480)             (118,177)
                                                                                --------------------   -------------------

     Net cash used in operating activities                                               (1,124,865)             (722,498)
                                                                                --------------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of property and equipment                                               (5,627)               (2,600)
                                                                                --------------------   -------------------

     Net cash used in investing activities                                                   (5,627)               (2,600)
                                                                                --------------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from notes payable                                                      1,649,850               429,500
         Payments on notes payable                                                         (307,858)                 (445)
         Receipt of cash for shares to be issued                                                  -                65,000
         Issuance of common shares for cash                                                       -               230,000
                                                                                --------------------   -------------------

     Net cash provided by financing activities                                            1,341,992               724,055
                                                                                --------------------   -------------------

Net increase (decrease) in cash and cash equivalents                                        211,500                (1,043)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    -                 1,043
                                                                                --------------------   -------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $              211,500  $                  -
                                                                                ====================   ===================

                                    Continued
                                        3

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                      FOR THE SIX MONTHS ENDED DECEMBER 31,
                                   (Continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                                        2005                  2004
                                                                                -------------------    ------------------

CASH PAID FOR:      Interest                                                  $             48,124   $             6,463
                                                                                ===================    ==================

                    Income taxes                                              $                  -   $                 -
                                                                                ===================    ==================

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of notes payable to common stock                                   $             29,000   $            31,900
                                                                                ===================    ==================

Debt discount on convertible debt                                             $          1,900,000   $                 -
                                                                                ===================    ==================

Issuance of notes payable for cancellation of shares to be issued             $             25,000   $                 -
                                                                                ===================    ==================

Cancellation of 62,500 shares of common stock                                 $                  -   $            26,275
                                                                                ===================    ==================


                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                   FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
-----------------------------------------------

Organization
------------

Reclamation Consulting and Applications, Inc., ("us", "we", the "Company" or the "Registrant") is a Colorado corporation that currently specializes in the production and sale of its AlderoxTM products, including AlderoxTM, ASA-12TM, DCRTM, KR-7TM, PaverBlendTM, TSRTM and ASA Cleaners. These products are made from our patented formula relating specifically to an improved release agent for mitigating the sticking of asphalt, concrete and other similar products to various surfaces. Release agents are commonly applied to containers, mixers, truck beds and forms prior to pouring asphalt or concrete into them and to act as a barrier to mitigate adhesion of the asphalt or other material to the relevant surfaces.

Basis of Presentation
---------------------

The accompanying interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheet, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three and six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended June 30, 2005.

Going Concern
-------------

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred cumulative losses of $15,357,512, including net losses of $542,385 and $604,321 for the six months ended December 31, 2005 and 2004, respectively, and has a working capital deficit of $1,038,114 at December 31, 2005.

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

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                   FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION, CONTINUED
----------------------------------------------------------

Management has taken the following steps, which it believes are sufficient to provide the Company with the ability to continue as a going concern: (i) obtaining additional debt financing (see Note 8); (ii) controlling of salaries and general and administrative expenses; (iii) managing accounts payable; and
(iv) evaluating its distribution and marketing methods.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Use of Estimates
----------------

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the realizability of long-lived assets, the fair value of derivative and warrant liabilities, and the fair value of common shares issued and warrants/options granted for services. Actual results could differ from those estimates.

Cash Equivalents
----------------

For purposes of the statements of cash flows, the Company considers cash equivalents to include highly liquid investments with original maturities of three months or less.

Accounts Receivable
-------------------

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

Inventories
-----------

Inventories consist of raw materials and finished goods and are stated at the lower of cost (determined using the average cost method) or market. The Company regularly monitors potential excess or obsolete inventories by comparing the market value to cost. When necessary, the Company reduces the carrying amount of inventories to their market value.

Property and Equipment
----------------------

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

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                   FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

The Company depreciates its property and equipment using the straight-line method over the following estimated useful lives:

         Computers and office equipment               3-5 years
         Test equipment                                 5 years
         Vehicles                                       5 years

Long-Lived Assets
-----------------

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of December 31, 2005, the Company does not believe there has been any impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

Income Taxes
------------

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

Convertible Debentures
----------------------

In certain instances, the convertible feature of the Company's conventional notes payable provides for a rate of conversion that is below market value (see
Note 8). This feature is characterized as a beneficial conversion feature ("BCF"), which is recorded by the Company pursuant to Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments."

The Company's conventional convertible debt is recorded net of the debt discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt on a straight-line basis, which approximates the effective interest method.

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                   FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

Deferred Financing Costs
------------------------

The Company records direct costs of obtaining debt as deferred financing costs and amortizes these costs to interest expense over the life of the debt on a straight-line basis, which approximates the effective interest method.

Fair Value of Financial Instruments
-----------------------------------

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, related-party notes payable and notes payable. Pursuant to SFAS No. 107, "Disclosures About the Fair Value of Financial Instruments," the Company is required to estimate the fair value of all financial instruments at the balance sheet date. The Company cannot determine the estimated fair value of related-party notes payable as the transactions originated with related parties, nor the fair value of the convertible notes payable as instruments similar to its convertible notes payable could not be located. Other than these items, the Company considers the carrying values of its financial instruments in the financial statements to approximate their fair values.

Derivative Financial Instruments
--------------------------------

The Company's derivative financial instruments consist of embedded derivatives related to the Callable Secured Convertible Term Notes (the "Notes") entered into on June 23, 2005 (see Note 8). These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date ($1,705,582 as of December 31, 2005). In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. The fair value of such options and warrants at December 31, 2005 totaled $314,786. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion-related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 130%; and risk free interest rate of 4.39% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using discounted cash flows and probability analysis. The derivatives are classified as long-term liabilities (see Note 8).

For the three and six months December 31, 2005, the net decrease in the derivative and warrant liabilities was $350,168 and $1,290,444, respectively, which is recorded as a component of other income in the accompanying statements of operations.

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                   FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

Revenue Recognition
-------------------

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

Net Loss per Share
------------------

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. Dilution is computed by applying the "as-if converted" method for convertible debentures and the treasury stock method for options and warrants. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) as if funds obtained thereby were used to purchase common stock at the average market price during the period.

For the three and six months ended December 31, 2005 and 2004, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation that is not permitted and therefore not included. Such dilutive amounts would have included shares potentially issuable pursuant to convertible debentures (see Notes 7 and 8) and outstanding "in-the-money" options and warrants (see Note 10).

Issuance of Stock for Non-Cash Consideration
--------------------------------------------

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

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                   FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

Stock-Based Compensation
------------------------

Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," and EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services." All transactions in which services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Stock-based compensation for employees is accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," which requires pro forma disclosures in the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. In addition, the Company has made the appropriate disclosures as required under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

The Company's net loss and net loss per share determined under SFAS No. 123 were the same as reported in the accompanying statements of operations for the three and six months ended December 31, 2005 and 2004 as no options were issued to employees during these periods.

Concentrations
--------------

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. From time-to-time, the Company's cash balances exceed the amount insured by the FDIC. Management believes the risk of loss of cash balances in excess of the insured limit to be low.

The majority of revenues in the periods ended December 31, 2005 and 2004 was generated from two and one major customers, respectively. The majority of receivables at December 31, 2005 was from the same two customers.

Reclassifications
-----------------

Certain amounts in the December 31, 2004 financial statements have been reclassified to conform to the December 31, 2005 presentation. Such reclassification had no effect on net loss as previously reported.

Recent Accounting Pronouncements
--------------------------------

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS No. 151 requires that these costs be expensed as incurred and not included in overhead. SFAS No. 151 also requires that allocation of fixed production overhead to conversion costs be based on normal capacity of the production facilities. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement did not result in a significant impact to the Company's financial statements.

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                   FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets, an amendment of APB Opinion 29, Accounting for Non-Monetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance." The provisions in SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard did not have a material impact on the Company's financial statements.

In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement 3." This statement replaces Accounting Principles Board ("APB") Opinion No. 20 ("APB No. 20"), Accounting Changes, and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Reporting." APB No. 20 required that most voluntary changes in an accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 generally requires retrospective application to prior period's financial statements of changes in accounting principle and is effective in the first reporting period beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company's consolidated financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and restrictive stock grants, to be recognized as a compensation cost based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in its fiscal year beginning July 1, 2006. The Company believes that adoption of this standard will result in additional charges to reported earnings in the future.

NOTE 3 - ACCOUNTS RECEIVABLE
----------------------------

Since all accounts receivable are trade related and current, no reserve for uncollectible accounts is deemed necessary.

NOTE 4 - INVENTORIES
--------------------

Inventories consist of the following as of December 31, 2005:

      Raw materials                    $            21,614
      Finished goods                                42,352
                                        -------------------

                                       $            63,966
                                        ===================

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                   FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

--------------------------------------------------------------------------------

NOTE 5 - PROPERTY AND EQUIPMENT
-------------------------------

The following is a summary of property and equipment at December 31, 2005:

      Computers and office equipment             $            26,357
      Test equipment                                          32,579
      Vehicles                                                17,408
                                                  -------------------

                                                              76,344
      Less accumulated depreciation                         (25,728)
                                                  -------------------

                                                 $            50,616
                                                  ===================

Depreciation expense was $4,207 and $1,474 for the three months ended December 31, 2005 and 2004, respectively, and $8,413 and $2,802 for the six months ended December 31, 2005 and 2004, respectively.

NOTE 6 - DEFERRED FINANCING COSTS
---------------------------------

Deferred financing costs consist of the following as of December 31, 2005:

      Cost                                       $            40,000
      Less accumulated amortization                          (4,000)
                                                  -------------------

                                                 $            36,000
                                                  ===================

Amortization expense was $2,167 and $4,000 for the three and six months ended December 31, 2005, respectively.

NOTE 7 - NOTES PAYABLE - RELATED PARTIES
----------------------------------------


Notes payable - related parties consists of the following at December 31, 2005:

    Unsecured notes payable to stockholders, bearing interest at 10 percent per annum,                    $          325,763
       due on demand
    Unsecured  note  payable to  stockholder,  bearing  interest at 2.5  percent per month
       (effective interest rate of 30 percent per annum), due January 2006 (see Note 11)                              50,000
    Unsecured note payable to stockholder, bearing interest at 5 percent, due on demand                               47,150
    Unsecured notes payable to stockholder, bearing interest at 15 percent per annum, due on demand
       on demand                                                                                                      26,598
    Unsecured note payable to stockholders,  bearing interest at 10 percent per annum,
       convertible to common stock at $0.25 per share, due on demand                                                  26,000
    Unsecured  note  payable  to  stockholder,  bearing  interest  at 15 percent  per  annum,
       monthly principal and interest payments of $1,917, due October 2006                                            20,000


                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                   FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

--------------------------------------------------------------------------------

NOTE 7 - NOTES PAYABLE - RELATED PARTIES, CONTINUED
---------------------------------------------------


    Unsecured note payable to stockholder, bearing interest at 15 percent per annum, convertible to common shares at $0.75 per share, monthly principal payments of
       $1,833, due June 30, 2006                                                                                    10,000
    Unsecured notes payable to stockholders,  bearing interest at credit card rate, as defined,
       due on demand                                                                                                 2,555
                                                                                                            ---------------

                                                                                                           $       508,066
                                                                                                            ===============

Interest expense on notes payable - related parties for the three months ended December 31, 2005 and 2004 was $13,521 and $4,170, respectively. Interest expense on notes payable - related parties for the six months ended December 31, 2005 and 2004 was $22,502 and $8,485, respectively. All related-party notes payable are reflected as current liabilities as they are either due on demand or mature by October 2006.

NOTE 8 - NOTES PAYABLE
----------------------


Notes payable consist of the following at December 31, 2005:

Callable, secured convertible notes payable, net of unamortized discount of
 $1,692,609 (see below)                                                                               $ 278,391
Notes payable, bearing interest at 10 percent per annum, convertible to common shares at $0.40 per share, due on demand, secured by substantially all assets of
 the Company                                                                                            125,000
Notes payable, bearing interest at 15 percent per annum, convertible to common shares at $0.40 per share, due on demand, secured by substantially all assets of
 the Company                                                                                             55,850
Note payable, bearing interest at 15 percent per annum, convertible to common shares at $0.75 per share, due on demand, secured by substantially all assets of
 the Company                                                                                             50,000
Notes payable, secured by substantially all of the assets of the company, bearing interest at 10 percent per annum and paid semi-annually, convertible to common stock at $0.40 or $0.45 per share, due on demand,
  secured by substantially all the assets of the Company                                                 47,500
Unsecured note payable, bearing interest at 15 percent per annum, due on demand                          20,000
Unsecured note payable, bearing interest at 10 percent per annum, due on demand                          10,000
Unsecured note payable, $500 interest payable on maturity, due on demand                                  5,000
                                                                                                      ---------

                                                                                                        591,741
Less current portion                                                                                   (313,350)
                                                                                                      ---------

                                                                                                      $ 278,391
                                                                                                      =========

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                   FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

--------------------------------------------------------------------------------

NOTE 8 - NOTES PAYABLE, CONTINUED
---------------------------------

During the year ended June 30, 2005, the Company borrowed $50,001, originally due in March 2006. The loan was repaid during the six months ended December 31, 2005. Since the debt-holder had an option to convert up to the full loan amount into restricted shares of the Company's common stock at a discounted rate of $0.25 per share, the Company recorded a discount on the debt of $50,000 related to BCF. The Company amortized the remaining discount of $25,000 during the three months ended December 31, 2005 as the related debt was no longer outstanding. Amortization of the debt discount for the three and six months ended December 31, 2005 was $25,000 and $37,500, respectively.

On June 23, 2005, the Company entered into a Securities Purchase Agreement (the "SPA") with AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (collectively, the "Investors") for the sale of (i) $2,000,000 in Notes and (ii) warrants to purchase 8,000,000 shares of the Company's common stock.

The Investors are obligated to provide the Company with the funds as follows:
      o $700,000 was disbursed on June 23, 2005;
      o $600,000 was disbursed on July 28, 2005; and
      o $700,000 was disbursed on December 29, 2005, after the related registration statement became effective.

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

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                   FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

--------------------------------------------------------------------------------

NOTE 8 - NOTES PAYABLE, CONTINUED
---------------------------------

Under a Guaranty and Pledge Agreement, Mr. Gordon Davies, the Company's president, agreed (i) to unconditionally guarantee the timely and full satisfaction of all obligations, whether matured or unmatured, now or hereafter existing or created and becoming due and payable to the Investors, their successors, endorsees, transferees or assigns under the SPA and other transaction documents to the extent of 517,400 shares of the Company's common stock owned by Mr. Davies, and (ii) to grant to the Investors, their successors, endorsees, transferees or assigns a security interest in the 517,400 shares, as collateral for such obligations.

The Notes include certain features that are considered embedded derivative financial instruments, such as a variety of conversion options, a variable interest rate feature, events of default and a variable liquidated damages clause. These features are described below, as follows:

      o The Notes' conversion features are identified as an embedded derivative and have been bifurcated and recorded on the Company's balance sheet at their fair value;
      o The Company has a partial call option to allow the Company to pre-empt the conversion of the Notes in a given month and partially offset the BCF, which is identified as an embedded derivative and has been bifurcated and recorded on the Company's balance sheet at its fair value;
      o Annual interest on the Notes is equal to 10% provided that no interest shall be due and payable for any month in which the Company's trading price is greater than $0.3125 for each trading day of the month, which potential interest rate reduction is identified as an embedded derivative and has been bifurcated and recorded on the Company's balance sheet at its fair value;
      o The SPA includes a penalty provision based on any failure to meet and/or maintain registration requirements for shares issuable under the conversion of the note or exercise of the warrants, which represents an embedded derivative, but such derivative has a de minimus value and has not been included in this analysis at December 31, 2005; and
      o The SPA contains certain events of default including not having adequate shares registered to effectuate allowable conversions. In that event, the Company is required to pay a conversion default payment at 24% interest, which is identified as an embedded derivative and has been bifurcated and recorded on the Company's balance sheet at its fair value.

The fair value of the embedded derivatives was $1,049,997 as of December 31, 2005.

In conjunction with the Notes, the Company issued warrants to purchase 8,000,000 shares of common stock. The accounting treatment of the derivatives and warrants requires that the Company record the warrants at their fair values, which totaled $655,585 at December 31, 2005.

The Company recorded the first $1,900,000 of fair value of the derivatives and warrants to debt discount, which will be amortized to interest expense over the term of the Notes. Amortization expense on this debt discount for the three and six months ended December 31, 2005 was $98,266 and $207,391, respectively.

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                   FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

--------------------------------------------------------------------------------

NOTE 8 - NOTES PAYABLE, CONTINUED
---------------------------------

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

Future minimum principal payments (excluding the debt discount) are as follows under notes payable for the year ending June 30:

      2006                                       $           313,350
      2007                                                         -
      2008                                                   671,000
      2009                                                 1,300,000
                                                  -------------------

                                                 $         2,284,350
                                                  ===================

NOTE 9 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Litigation
----------

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

In September 2005, litigation between the Company and a former lessor was settled through arbitration. The complaint alleged breach of contract by the Company for not paying amounts due as per the lease terms. The terms of the settlement require the Company to pay $30,000 on March 1, 2006. Beginning April 1, 2006, the Company is required to pay monthly installments of $3,100 for twenty-four months. These amounts are recorded as accrued judgment payable on the accompanying balance sheet. The Company may prepay the remaining balance at a twenty percent discount at any time. If the Company defaults on any of the required payments, the additional $40,000 due under the terms of the original lease will become due and payable. The $40,000 amount has not been accrued as the Company believes the possibility of default under the agreement is remote. The payment of the settlement is personally guaranteed by Mr. Gordon Davies.

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                   FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

--------------------------------------------------------------------------------

NOTE 9 - COMMITMENTS AND CONTINGENCIES, CONTINUED
-------------------------------------------------

Future minimum payments under the former lessor settlement agreement for the fiscal years ending June 30 are:

      2006                                       $            39,300
      2007                                                    37,200
      2008                                                    27,900
                                                  -------------------

                                                 $           104,400
                                                  ===================

Indemnities and Guarantees
--------------------------

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

NOTE 10 - STOCKHOLDERS' EQUITY
------------------------------

Common Stock
------------

During the six months ended December 31, 2005 and 2004, the Company issued common shares at various times, as described per the following. The shares issued in 2005 were valued at the conversion price as defined in the Notes (see
Note 8). The shares issued in 2004 were valued at the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance. Restricted shares were discounted for illiquidity and restrictions on trading.

2005
----

During the six months ended December 31, 2005, the Company issued 725,000 shares of its common stock for the conversion of $29,000 of Notes.

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                   FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

--------------------------------------------------------------------------------

NOTE 10 - STOCKHOLDERS' EQUITY, CONTINUED
-----------------------------------------

2004
----

During the six months ended December 31, 2004, the Company issued 766,663 shares of common stock for cash amounting $230,000 and issued 448,968 shares of common stock for services rendered amounting $191,622.

During the six months ended December 31, 2004, the Company cancelled 62,500 shares of common stock amounting to $26,275 and issued 5,000 shares of common stock for the payment of accrued interest of $1,900. As of December 31, 2004, the Company had received $65,000 for 216,667 shares of common stock to be issued.

During the six months ended December 31, 2004, the Company settled debt to a related party of $30,000 in exchange for 100,000 shares of common stock to be issued. No gain or loss was recorded on this transaction.

Stock Options and Warrants
--------------------------

The Company has no stock option plans.

During the six months ended December 31, 2005, the Company granted fully vested options to various consultants for services rendered which were accounted for using the fair value of the options granted based on the Black-Scholes option-pricing model. The Company recorded $0 and $128,731 as consulting expense for the three and six months ended December 31, 2005 respectively.

In addition, the Company has issued 2,250,000 warrants to a consultant in fiscal 2005, 750,000 of which vested in 2005. The remainder vest at the rate of 750,000 in each of the first three quarters of 2006. The Company recorded $136,500 and $273,000 as consulting expense for the three and six months ended December 31, 2005, respectively. As of December 31, 2005, 750,000 warrants remain unvested until February 17, 2006. The fair value of these warrants is $136,500 and will be recognized as compensation expense in the accompanying financial statements upon vesting.

The Company accounts for stock based compensation to employees under APB No. 25 using the intrinsic value method. Pro forma information of the effect on operations as required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Sholes method at the date of grant was based on the following assumptions for the three and six months ended December 31, 2004:

                                                     2004
                                                     ----
      Expected life                               1-5 years
      Risk-free interest rate                       3.67%
      Dividend yield                                  0%
      Volatility                                     169%

NOTE 11 - SUBSEQUENT EVENTS
---------------------------

A $50,000 note payable to a stockholder (see Note 7) was converted to a subscription to purchase 275,000 shares of stock at $0.08 per share.

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

Reclamation Consulting and Applications, Inc., ("us", "we", the "Company" or the "Registrant") is a Colorado corporation that currently specializes in the production and sale of its Alderox(TM) products, including AlderoxTM ASA-12TM, DCRTM, KR-7TM, PaverBlendTM, TSRTM, and ASA Cleaners. We were originally formed in 1976, under the name "Vac-Tec Systems, Inc." and operated primarily in the glass vaccum coating business. Subsequently, in early 1977, we were reorganized as a public shell corporation with no significant assets.

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

Our Alderox(TM) line of products includes ASA-12TM, DCRTM, KR-7TM, PaverBlendTM, TSRTM, and ASA Cleaners. ASA-12(TM) is an asphalt release agent and DCR TM is a drag chain lubricant, each of which was developed by us in response to the need for effective, economical and environmentally-friendly products in the asphalt industry. PaverBlendTM is also an asphalt related product used to keep paving equipment free from debris. KR7TM is a concrete release agent also developed by us in response to the concrete industry's need for effective, economical and environmentally-friendly product. TSRTM is an environmentally friendly product for the oil sands industry to reduce the build-up of clay, lime and mud on the undercarriages and sides of transport vehicles and equipment. Our application equipment includes the Reliant 1 and Reliant 2 control spray systems. Reliant 1 was specifically designed to control the amount and temperature of Alderox ASA-12TM sprayed onto the bed of asphalt haul trucks. The pump system draws from a tank that stores the AlderoxTM product. Reliant 2 was designed as a specialized spray system for drag chain lubrication for use within the asphalt production and mining industries. Drag chains are large industrial chains used in the asphalt industry to drag or transport asphalt from production to distribution containers.

CRITICAL ACCOUNTING POLICIES

There were no changes to our critical accounting policies as described in our June 30, 2005 10-KSB.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004.


-----------------------------------------------------------------------------------------------------------------------------------
                                                       FOR THE THREE MONTHS ENDED
-----------------------------------------------------------------------------------------------------------------------------------

                              DECEMBER 31, 2005                    DECEMBER 31, 2004                Change            Change
                              -----------------                    -----------------                ------            ------
Net Revenues        $    13,057              100.00%      $     35,357             100.00%      $   (22,300)          (63.07)%
Cost of Revenues         26,316              201.55%            21,232              60.05%             5,084            23.94%
                     -----------        -------------      ------------       -------------      ------------    --------------

   Gross Profit
   (Loss)              (13,259)            (101.55)%            14,125              39.95%          (27,384)         (193.87)%
Selling, General
and
Administrative
Expenses                683,506             5234.79%           239,308             676.83%           444,198           185.62%
                     -----------        -------------      ------------       -------------      ------------    --------------

   Loss from
   Operations         (696,765)           (5336.33)%         (225,183)           (636.88)%         (471,582)           209.42%
                     -----------        -------------      ------------       -------------      ------------    --------------

Other  Income
(Expense)
   Interest Income            -                    -            21,107              59.70%          (21,107)         (100.00)%
   Interest
   Expense            (150,258)           (1150.79)%          (34,422)            (97.36)%         (115,836)           336.52%
   Change in fair
   value of
   derivative
   liabilities          350,168             2681.84%                 -                   -           350,168                 -
                     -----------        -------------      ------------       -------------      ------------    --------------
Net Other Income
(Expense)               199,910             1531.06%          (13,315)            (37.66)%           213,225        (1601.39)%
                     -----------        -------------      ------------       -------------      ------------    --------------

Loss before
provision for
income tax            (496,855)           (3805.28)%         (238,498)           (674.54)%         (258,357)           108.33%
Provision for
Income Taxes                  -                    -                 -                   -                 -                 -
                     -----------        -------------      ------------       -------------      ------------    --------------

Net Income (Loss)   $ (496,855)           (3805.28)%      $  (238,498)           (674.54)%      $  (258,357)           108.33%
                     ===========        =============      ============       =============      ============    ==============

-----------------------------------------------------------------------------------------------------------------------------------


NET REVENUES

Net revenues for the three-month period ended December 31, 2005 decreased to $13,057 from $35,357 for the three month period ended December 31, 2004. This decrease in net revenues of $22,300, or approximately 63.07% over the prior period is due primarily to the reorganization of our sales representative infrastructure and the seasonality of the trade that we market.

COST OF REVENUES

Cost of revenues for the three-month period ended December 31, 2005 increased to $26,316 from $21,232 for the three-month period ended December 31, 2004. This increase in cost of revenues of $5,084, or approximately 23.94% over the prior period is due primarily to the amount of our fixed costs that are incurred regardless of the level of sales.

GROSS PROFIT/LOSS

For the three-month period ended December 31, 2005, we had a gross loss of $13,259, compared to a gross profit of $14,125 for the three-month period ended December 31, 2004. This decline in our profitability of approximately $27,384 or approximately 193.87% over the prior period is due primarily to the reorganization of our production and distribution systems and sales representative infrastructure along with the seasonality of the trade we market, along with the fixed costs discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three-month period ended December 31, 2005 increased to $683,506 from $239,308 for the three-month period ended December 31, 2004. This increase in selling, general and administrative expenses of $444,198, or approximately 185.62% over the prior period is due primarily to the issuance of options and warrants to consultants in 2005 valued at $136,500 and the payment of fees of $140,000 as compensation for seeking financing alternatives for the Company. Additionally, due to the termination of our distribution agreement with North American Systems in 2004 we incurred additional personnel expenses in the three months ended December 31, 2005 of approximately $50,000. We also incurred additional professional fees of approximately $100,000 in 2005 related mainly to the filing of our registration statement with the SEC and for legal services related to litigation.

INTEREST INCOME

We did not have any interest income for the three-month period ended December 31, 2005. We had interest income of $21,107 during the three-month period ended December 31, 2004, which was due to interest we earned on our the revolving loan agreement with North American Systems, Inc., which was terminated in fiscal 2005.

INTEREST EXPENSE

Interest expense for the three-month period ended December 31, 2005 increased to $150,258 from $34,422 for the three-month period ended December 31, 2004. This increase in interest expense of $115,836, or approximately 336.52% over the prior period is due primarily to the amount of debt discounts amortized of $109,124 with no similar amounts in the prior year.

CHANGE IN FAIR VALUE OF DERIVATIVE AND WARRANT LIABILITIES

Change in fair value of derivative and warrant liabilities for the three-month period ended December 31, 2005 was $350,168, and we had no change in the fair value of derivative liabilities for the three-month period ended December 31, 2005. The 2005 amount was primarily a result of a decrease in the estimated stock volatility along with a decrease in our stock price, which caused a reduction to the computed liability value at December 31, 2005.

NET LOSS

Net loss for the three-month period ended December 31, 2005 increased to $496,855 from $238,498 for the three-month period ended December 31, 2004. This increase in net loss of $258,357, or approximately 108.33% over the prior period is due primarily to the factors described above.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004.


-----------------------------------------------------------------------------------------------------------------------------------
                                                         FOR THE SIX MONTHS ENDED
-----------------------------------------------------------------------------------------------------------------------------------
                              DECEMBER 31, 2005                       DECEMBER 31, 2004               Change               Change
                              -----------------                       -----------------               ------               ------
Net Revenues        $      61,234             100.00%        $   162,168             100.00%      $  (100,934)            (62.24)%

Cost of Revenues           62,496             102.06%             76,986              47.47%          (14,490)            (18.82)%
                     -------------      --------------        -----------        ------------      ------------    ----------------

   Gross Profit
   (Loss)                 (1,262)              -2.06%             85,182              52.53%          (86,444)           (101.48)%
Selling, General
and
Administrative
Expenses                1,518,278            2479.47%            678,907             418.64%           839,371             123.64%
                     -------------      --------------        -----------        ------------      ------------    ----------------

   Loss from
   Operations         (1,519,540)          (2481.53)%          (593,725)           (366.12)%         (925,815)             155.93%
                     -------------      --------------        -----------        ------------      ------------    ----------------

Other  Income
(Expense)
   Interest Income              -                   -             40,126              24.74%          (40,126)           (100.00)%
   Interest
   Expense              (312,489)           (510.32)%           (49,922)            (30.78)%         (262,567)             525.95%
   Change in fair
   value of
   derivative
   liabilities          1,290,444            2107.40%                  -                   -         1,290,444                   -
                     -------------      --------------        -----------        ------------      ------------    ----------------
Net Other Income
(Expense)                 977,955            1597.08%            (9,796)             (6.04)%           987,751        (10,083.21)%
                     -------------      --------------        -----------        ------------      ------------    ----------------

Loss before
provision for
income tax              (541,585)           (884.45)%          (603,521)           (372.16)%            61,936            (10.26)%
Provision for
Income Taxes                  800                  -                 800                  -                  -                   -
                     -------------      --------------        -----------        ------------      ------------    ----------------

Net Income (Loss)   $   (542,385)           (885.76)%        $ (604,321)           (372.65)%      $     61,936            (10.25)%
                     =============      ==============        ===========        ============      ============    ================

-----------------------------------------------------------------------------------------------------------------------------------


NET REVENUES

Net Revenues for the six-month period ended December 31, 2005 decreased to $61,234 from $162,168 for the six-month period ended December 31, 2004. This decrease in net revenues of $100,934, or approximately 62.24% over the prior period is due primarily reorganization of our production and distribution systems, the seasonality of the products we market, the further development of product application equipment and financing activities.

COST OF REVENUES

Cost of revenues for the six-month period ended December 31, 2005 decreased to $62,496 from $76,986 for the six-month period ended December 31, 2004. This decrease in cost of revenues of $14,490, or approximately 18.82% over the prior period is due primarily to the amount of our fixed costs that are incurred regardless of the level of sales.

GROSS PROFIT/LOSS

For the six-month period ended December 31, 2005, we had a gross loss of $1,262, compared to a gross profit of $85,182 for the six-month period ended December 31, 2004. This decline in our profitability of approximately $86,444 or approximately 101.48% over the prior period is due primarily to the reorganization of our production and distribution systems and sales representative infrastructure along with the seasonality of the trade we market, along with the fixed costs discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the six-month period ended December 31, 2005 increased to $1,518,278 from $678,907 for the six-month period ended December 31, 2004. This increase in selling, general and administrative expenses of $839,371, or approximately 123.64% over the prior period is due primarily to the issuance of options and warrants to consultants in 2005 valued at $401,731 and the payment of fees of $210,000 as compensation for seeking financing alternatives for the Company. Additionally, due to the termination of our distribution agreement with North American Systems in 2004, we incurred additional personnel expenses in the six months ended December 31, 2005 of approximately $100,000. We also incurred additional professional fees of approximately $100,000 in 2005 related mainly to the filing of our registration statement with the SEC and for legal services related to litigation.

INTEREST INCOME

We did not have any interest income for the six-month period ended December 31, 2005. We had interest income of $40,126 during the six-month period ended December 31, 2004, which was due to interest we earned on our the revolving loan agreement with North American Systems, Inc., which was terminated in fiscal 2005.

INTEREST EXPENSE

Interest expense for the six-month period ended December 31, 2005 increased to $312,489 from $49,922 for the six-month period ended December 31, 2004. This increase in interest expense of $262,567, or approximately 525.95% over the prior period is due primarily to the amount of debt discounts amortized of $244,891 with no similar amounts in the prior year.

CHANGE IN FAIR VALUE OF DERIVATIVE AND WARRANT LIABILITIES

Change in fair value of derivative and warrant liabilities for the six-month period ended December 31, 2005 was $1,290,444, and we had no change in the fair value of derivative liabilities for the six-month period ended December 31, 2005. The 2005 amount is primarily a result of a decrease in the estimated stock volatility along with a decrease in our stock price, which caused a reduction to the computed liability value at December 31, 2005.

NET LOSS

Net loss for the six-month period ended December 31, 2005 decreased to $542,385 from $604,321 for the six-month period ended December 31, 2004. This decrease in net loss of $61,936, or approximately 10.25% over the prior period is due primarily to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

  ----------------------------------------------------------------------------------------------------
                            FOR THE SIX MONTHS ENDED
  ----------------------------------------------------------------------------------------------------
                                                            December 31,              December 31,
                                                                    2005                      2004
                                                                    ----                      ----
  Net cash used in operating activities              $        (1,124,865)       $         (722,498)
  Net cash used in investing activities                           (5,627)                   (2,600)
  Net cash provided by financing activities                    1,341,992                   724,055
  ----------------------------------------------------------------------------------------------------

GENERAL

For the six months ended December 31, 2005, we used cash of $1,124,865 in our operating activities, used cash of $5,627 in our investing activities, and received cash of $1,341,992 in our financing activities.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash used in our operating activities of $1,124,865 for the six months ended December 31, 2005 was primarily attributable to a net loss of $542,385, and adjustments to reconcile net loss to net cash used in operating activities of $682,480 comprised primarily of a change in the fair value of derivative and warrant liabilities of $1,390,444, $401,731 for issuances of stock options and warrants for services rendered, and $244,891 for amortization of discount on notes payable.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in our investing activities of $5,627 for the six months ended December 31, 2005 was for the acquisition of property and equipment of $5,627, a similar amount to what we incurred in the prior year.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by our financing activities of $1,341,992 for the six months ended December 31, 2005 was proceeds on notes payable of $1,649,850, offset by payments on notes payable of $307,858.

INTERNAL SOURCES OF LIQUIDITY

For the six months ended December 31, 2005, the funds generated from our operations were insufficient to fund our daily operations. For the six months ended December 31, 2005 we had a gross loss of $13,259, and we were thus unable to meet our operating expenses of $683,506 for the same period. There is no assurance that funds from our operations will meet the requirements of our daily operations in the future. In the event that funds from our operations will be insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

EXTERNAL SOURCES OF LIQUIDITY

At December 31, 2005, we have debt owing to related parties aggregating $508,066 as summarized in Note 7 to the financial statements.

At December 31, 2005, we have debt owing to non-related parties aggregating to $2,284,350 (after adding back unamortized debt discounts) as summarized in Note 8 to the financial statements.

We actively pursue all potential financing options as we look to secure additional funds to both stabilize and grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits. There can be no assurance that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of such financing will be favorable to us or our existing stockholders. As a result, our independent registered public accounting firm has issued a "going concern" modification to its report on our audited financial statements for the year ended June 30, 2005.

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on June 23, 2005 for the sale of (i) $2,000,000 in secured convertible notes and (ii) warrants to buy 8,000,000 shares of our common stock. The four accredited investors, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Partners II, LLC subscribed for 50.1%, 33.8%, 14.4% and 1.7%, respectively, of the total offering. Each accredited investor purchased, or will purchase, such percentage of each closing under the Securities Purchase Agreement.

Accordingly, we have received a total of $2,000,000 pursuant to the Securities Purchase Agreement. Pursuant to the Securities Purchase Agreement, we have issued 8,000,000 warrants to purchase shares of common stock.

The proceeds received from the sale of the secured convertible notes were used for business development purposes, working capital needs, pre-payment of interest, payment of consulting and legal fees and purchasing inventory.

The secured convertible notes bear interest at 10%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.21 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The full principal amount of the secured convertible notes is due upon default under the terms of secured convertible notes. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.28 per share. In addition, the conversion price of the secured convertible notes and the exercise price of the warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the secured convertible notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder's position. The selling stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

In connection with the Securities Purchase Agreement dated June 23, 2005, we granted the investors registration rights. Pursuant to the registration rights agreement, if we did not file the registration statement by August 7, 2005, or if we did not have the registration statement declared effective on or before October 21, 2005, we may be obligated to pay liquidated damages in the amount of 2.0% per month of the face amount of the issued and outstanding secured convertible notes, which equals $26,000, until the registration statement is declared effective. At our option, these liquidated damages can be paid in cash or restricted shares of our common stock. If we decide to pay the liquidated damages in cash, we would be required to use our limited working capital and potentially raise additional funds. If we decide to pay the liquidated damages in shares of common stock, the number of shares issued would depend on our stock price at the time that payment is due. Assuming that we are required to pay liquidated damages for two months (the approximate additional time we needed to get the registration statement declared effective), the penalty would be approximately $52,000. As of the date hereof, the investors have not demanded payment of the liquidated damages and we have not determined if we will make such liquidated damages payments in cash, stock or a combination of both.

We will still need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

OFF BALANCE SHEET ARRANGEMENTS

We do not have nor do we maintain any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, December 31, 2005. This evaluation was carried out under the supervision and with the participation of our President, Mr. Gordon W. Davies, and our Chief Financial Officer, Mr. Michael C. Davies (collectively, the "Certifying Officers"). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, December 31, 2005, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the "Commission").

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended December 31, 2005. Based upon this evaluation, we have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or a publicly reporting company. Theer are no changes to our existing, pending and known threatened litigation as of the date of this report:

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any of our equity securities that were not registered under the Securities Act during the three-month period ended December 31, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the three month period ended December 31, 2005, there have been no material defaults in the payment of principal, interest, a singking or purchase fund installment, or any other material default not cured within 30 days, with respect to any of our indebtedness exceeding 5% of our total assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three month period ended December 31, 2005.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No. Description

--------------------------------------------------------------------------------
3.(I)(1) Articles of Incorporation of Vac-Tec Systems, Inc. dated February 27, 1976.

--------------------------------------------------------------------------------
3.(I)(1) Articles of Amendment to the Articles of Incorporation of Val-Tec Systems, Inc. dated March 10, 1976.

--------------------------------------------------------------------------------
3.(I)(1)    Articles of Incorporation of Vac-Tec Systems, Inc. dated May 12,
            1976.

--------------------------------------------------------------------------------
3.(I)(1) Articles of Amendment to Articles of Incorporation of Vac-Tec Systems, Inc. dated February 15, 1998.

--------------------------------------------------------------------------------
3.3(4) Articles of Amendment to the Articles of Incorporation of Recycling Centers of America, Inc. dated January 16, 2002.

--------------------------------------------------------------------------------
3(II)(1)    By-laws of Val-Tec Systems, Inc.

--------------------------------------------------------------------------------
4.1(9)(15)  Securities Purchase Agreement, dated June 23, 2005, by and among
            Reclamation Consulting and Applications, Inc. and AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
4.2(9) Callable Secured Convertible Note issued to AJW Offshore, Ltd., dated June 23, 2005.

--------------------------------------------------------------------------------
4.3(9) Callable Secured Convertible Note issued to AJW Qualified Partners, LLC, dated June 23, 2005.

--------------------------------------------------------------------------------
4.4(9) Callable Secured Convertible Note issued to AJW Partners, LLC, dated June 23, 2005.

--------------------------------------------------------------------------------
4.5(9) Callable Secured Convertible Note issued to New Millennium Capital Partners II, LLC, dated June 23, 2005.

--------------------------------------------------------------------------------
4.6(9)      Stock Purchase Warrant issued to AJW Offshore, Ltd., dated June 23,
            2005.

--------------------------------------------------------------------------------
4.7(9) Stock Purchase Warrant issued to AJW Qualified Partners, LLC, dated June 23, 2005.

--------------------------------------------------------------------------------
4.8(9)      Stock Purchase Warrant issued to AJW Partners, LLC, dated June 23,
            2005.

--------------------------------------------------------------------------------
4.9(9) Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC, dated June 23, 2005.

--------------------------------------------------------------------------------
4.10(9) Registration Rights Agreement, dated as of June 23, 2005, by and among Reclamation Consulting and Applications, Inc., AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC.

--------------------------------------------------------------------------------
4.11(9) Security Agreement, dated as of June 23, 2005, by and among Reclamation Consulting and Applications, Inc., AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC.

--------------------------------------------------------------------------------
4.12(9) Intellectual Property Security Agreement, dated June 23, 2005, by and among Reclamation Consulting and Applications, Inc., AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC.

--------------------------------------------------------------------------------
4.13(9) Guaranty and Pledge Agreement, dated June 23, 2005, by and among Reclamation Consulting and Applications, Inc., Gordon Davies, AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC.

--------------------------------------------------------------------------------
4.14(15) Callable Secured Convertible Note issued to AJW Offshore, Ltd., dated July 28, 2005.

--------------------------------------------------------------------------------
4.15(15) Callable Secured Convertible Note issued to AJW Qualified Partners, LLC, dated July 28, 2005.

--------------------------------------------------------------------------------
4.16(15) Callable Secured Convertible Note issued to AJW Partners, LLC, dated July 28, 2005.

--------------------------------------------------------------------------------
4.17(15) Callable Secured Convertible Note issued to New Millennium Capital Partners II, LLC, dated July 28, 2005.

--------------------------------------------------------------------------------
4.18(15)    Stock Purchase Warrant issued to AJW Offshore, Ltd., dated July 28,
            2005.

--------------------------------------------------------------------------------
4.19(15) Stock Purchase Warrant issued to AJW Qualified Partners, LLC, dated July 28, 2005.

--------------------------------------------------------------------------------
4.20(15)    Stock Purchase Warrant issued to AJW Partners, LLC, dated July 28,
            2005.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
4.21(15) Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC, dated July 28, 2005.

--------------------------------------------------------------------------------
10.1(4) Employment Agreement between Reclamation Consulting and Applications, Inc. and Gordon Davies, dated as of January 1, 2002.

--------------------------------------------------------------------------------
10.2(4) Employment Agreement between Reclamation Consulting and Applications, Inc. and Michael Davies, dated as of January 1, 2002.

--------------------------------------------------------------------------------
10.3(5) Distribution Agreement between Progear Environmental Solutions, Inc. and Reclamation Consulting and Applications, Inc. dated June 4, 2003.

--------------------------------------------------------------------------------
10.4(5) Professional Services Agreement between Paul Petit and Reclamation Consulting and Applications, Inc. dated May 6, 2003.

--------------------------------------------------------------------------------
10.5(5) Manufacturing Agreement between North American Systems, Inc. and Reclamation Consulting and Applications, Inc. dated October 14, 2003.nd Applications, Inc. dated October 14, 2003.mation Consulting and Applications, Inc. dated October 14, 2003.

--------------------------------------------------------------------------------
10.6(5) Revolving Loan Agreement between North American Systems, Inc. and Reclamation Consulting and Applications, Inc. dated July 30, 2003.

--------------------------------------------------------------------------------
10(A)(1) Employment, Confidentiality and Non-Competition Agreement between Recycling Centers of America, Inc. and Bruce Selk, dated as of May 26, 1999.

--------------------------------------------------------------------------------
10(B)(1) Employment Agreement between Recycling Centers of America, Inc. and Michael Davies, dated as of June 1, 1999.

--------------------------------------------------------------------------------
10(C)(1) Employment Agreement between Recycling Centers of America, Inc. and Gordon Davies, dated as of June 1, 1999.

--------------------------------------------------------------------------------
10(D)(1) OEM Agreement between Pall Filtron, Inc. and Brody Special Projects Company, dated as of June 30, 1999.

--------------------------------------------------------------------------------
10(E)(1) Transfer Agreement by and among Recycling Centers of America, Inc. and Steve Madsen and John D. Ewing, dated as of November 15, 1999.

--------------------------------------------------------------------------------
10.7(6) Employment Agreement between Reclamation Consulting and Applications, Inc. and Michael Davies, dated June 30, 2004.

--------------------------------------------------------------------------------
10.8(6) Employment Agreement between Reclamation Consulting and Applications, Inc. and Gordon Davies, dated June 30, 2004.

--------------------------------------------------------------------------------
10.9(6) Distributorship Agreement between Reclamation Consulting and Applications, Inc. and North American Marketing, Inc., dated July 30, 2003.

--------------------------------------------------------------------------------
10.10(5) Distributorship Agreement between Reclamation Consulting and Applications, Inc. and North American Systems, Inc.

--------------------------------------------------------------------------------
10.11(5) Security Agreement between Reclamation Consulting and Applications, Inc. and North American Systems, Inc., dated July 30, 2003
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
10.12(7) Agreement between Reclamation Consulting and Applications, Inc. and North American Systems, Inc., dated November 8, 2004

--------------------------------------------------------------------------------
10.13(13)   Employment Agreement between Reclamation Consulting and
            Applications, Inc. and Gordon Davies, dated as of January 6, 2005.

--------------------------------------------------------------------------------
10.14(13)   Employment Agreement between Reclamation Consulting and
            Applications, Inc. and Michael Davies, dated as of January 6, 2005.

--------------------------------------------------------------------------------
10.15(13)   Contract Sales Representative Agreement, dated as of November 15,
            2004, by and between Reclamation Consulting and Applications, Inc.
            the Company and Rosiane Jacomini.

--------------------------------------------------------------------------------
10.16(13)   Addendum to Contract Sales Representative Agreement dated as of
            November 15, 2004, by and between Reclamation Consulting and
            Applications, Inc. and Rosiane Jacomini.

--------------------------------------------------------------------------------
10.17 (13) Addendum to Contract Sales Representative Agreement dated as of November 15, 2004, by and between Reclamation Consulting and Applications, Inc. and Rosiane Jacomini.

--------------------------------------------------------------------------------
10.18(13)   Distributorship Agreement, dated as of August 10, 2004, by and between Reclamation Consulting and Applications, Inc. and Aurtech
            Marketing, Pty., Ltd.

--------------------------------------------------------------------------------
10.19(13)   Distribution Agreement, dated as of December 5, 2003, by and between
            Reclamation Consulting and Applications, Inc. and Canadian Release
            Agents, Ltd.

--------------------------------------------------------------------------------
10.20(13)   Distributorship Agreement, dated as of July 12, 2005, by and between
            Reclamation Consulting and Applications, Inc. and Mark Lang.

--------------------------------------------------------------------------------
10.21(13)   Sales Representative Agreement, dated as of July 7, 2005, by and between Reclamation Consulting and Applications, Inc. and Jimmy
            Watts.

--------------------------------------------------------------------------------
10.22(13)   Distributorship Agreement, dated as of February 3, 2005, by and between Reclamation Consulting and Applications, Inc. and ITA
            Asphalt Limited.

--------------------------------------------------------------------------------
10.23(13)   Distributorship Agreement, dated as of June 30, 2005, by and between
            Reclamation Consulting and Applications, Inc. and Don Pickett.

--------------------------------------------------------------------------------
10.24(13)   Contract Sales Representative Agreement, dated as of October 27,
            2004, by and between Reclamation Consulting and Applications, Inc.
            and Dennis Jackman.

--------------------------------------------------------------------------------
10.25(13)   Addendum to Contract Sales Representative Agreement by and between
            Reclamation Consulting and Applications, Inc. and Dennis Jackman.

--------------------------------------------------------------------------------
10.26(16)   Exclusive License Agreement, dated as of January 4, 2006, by and between Reclamation Consulting and Applications, Inc. and
            Billfighter Investments, Limited.

--------------------------------------------------------------------------------
10.27(16)   Subscription Agreement, dated as of January 4, 2006, by and between
            Reclamation Consulting and Applications, Inc. and Billfighter
            Investments, Limited, attached as Exhibit A to the Exclusive License
            Agreement, dated as of January 4, 2006, by and between Reclamation
            Consulting and Applications, Inc. and Billfighter Investments,
            Limited.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
10.28(16)   Promissory Note, dated as of January 4, 2006, by Reclamation
            Consulting and Applications, Inc. in favor of Billfighter
            Investments, Limited, attached as Exhibit B to the Exclusive License
            Agreement, dated as of January 4, 2006, by and between Reclamation
            Consulting and Applications, Inc. and Billfighter Investments,
            Limited

--------------------------------------------------------------------------------
11(1) Statement of Computation of Earnings Per Share for the years 1998 and 1999.

--------------------------------------------------------------------------------
12(1)       Subsidiaries of Recycling Centers of America, Inc. (as of March 2,
            2000).

--------------------------------------------------------------------------------
14.1(14)    Code of Ethics for Reclamation Consulting and Applications, Inc.

--------------------------------------------------------------------------------
16.1(2) Letter regarding change of accountant from Stuart Rubin, CPA dated July 8, 2002.

--------------------------------------------------------------------------------
16.1(3) Letter regarding change of accountant from Stuart Rubin, CPA dated July 8, 2002.

--------------------------------------------------------------------------------
16.1(11) Letter regarding change of accountant from Kabani & Company, Inc., dated July 25, 2005.

--------------------------------------------------------------------------------
16.1(12) Letter regarding change of accountant from Kabani & Company, Inc., dated July 25, 2005.

--------------------------------------------------------------------------------
16.1(10) Letter regarding change of accountant from Kabani & Company, Inc., dated July 6, 2005.

--------------------------------------------------------------------------------
17.1(8) Resignation of Paul Petit as Director of Reclamation Consulting and Applications, Inc., dated June 21, 2005.

--------------------------------------------------------------------------------
99.1(16) Press Release, dated January 4, 2006 announcing entry into exclusive license agreement for the Reliant III automated spray application system.

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

(16) File on January 9, 2006 as an exhibit to Reclamation Consulting's Current Report on Form 8-K, dated January 5, 2006 and incorporated herein by reference.

SIGNATURES

In accordance with the requirments of the Exchange Act, we have cause this report to be signed on our behalf by the undersigned, thereunto duly authorized.



                                   RECLAMATION CONSULTINGAND APPLICATIONS, INC.

                                   Date: February 17, 2006


                                   /s/ GORDON W. DAVIES
                                   ---------------------------------------
                                   Gordon W. Davies, President and Director

                                   Date: February 17, 2006