Form 10QSB
period 2006-03-31
RECLAMATION CONSULTING & APPLICATIONS INC
filed 2006-05-22
CIK 1100091

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 19345

                 For the quarterly period ended March 31, 2006.
                                                ---------------

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____.

                        Commission file number: 000-26017

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
        (Exact name of Small Business Issuer as specified in its charter)

             Colorado                                     58-2222646
             --------                                     ----------
  (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

   23832 Rockfield Boulevard, Suite 275
        Lake Forest, California                                   92630
  --------------------------------------                        --------
 (Address of principal executive offices)                      (Zip Code)

          Issuer's telephone number, including area code: 949-609-0590 Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.01 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|.

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 43,786,360 shares as of May 22, 2006.

Transitional Small Business Disclosure Format (check one);  Yes |_| No |X|

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                   Form 10-QSB

                                Table of Contents


PART I - FINANCIAL INFORMATION................................................1

   ITEM 1.        FINANCIAL STATEMENTS........................................1

   ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                  OF OPERATION...............................................19

   ITEM 3.        CONTROLS AND PROCEDURES....................................28

PART II  - OTHER INFORMATION.................................................29

   ITEM 1.     LEGAL PROCEEDINGS.............................................29

   ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE
                  OF PROCEEDS................................................29

   ITEM 3.        DEFAULTS UPON SENIOR SECURITIES............................30

   ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........30

   ITEM 5.        OTHER INFORMATION..........................................30

   ITEM 6.     EXHIBITS......................................................31

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)
                                 MARCH 31, 2006

                                   ASSETS

CURRENT ASSETS:
    Accounts receivable                                            $     10,104
    Inventories                                                          97,023
    Prepaid expenses                                                      6,650
    Other current assets                                                 27,241
                                                                   ------------
               Total current assets                                     141,018

Property and equipment, net                                              52,807
 License, net                                                           487,500
Deferred financing costs, net                                            32,667
                                                                   ------------
                                                                   $    713,992
                                                                   ============
                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable and bank overdraft                            $    302,036
    Accrued payroll and related expenses                                212,917
    Accrued interest payable                                            102,793
    Current portion of accrued judgment payable                          37,200
    Notes payable - related parties                                     842,845
    Current portion of notes payable                                    293,350
                                                                   ------------
               Total current liabilities                              1,791,141

    Accrued judgment payable, net of current portion                     37,200
    Notes payable, net of discount of $1,336,745                        403,144
    Derivative and warrant liabilities                                3,811,024
                                                                   ------------
               Total liabilities                                      6,042,509
                                                                   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
    Common stock, $0.01 par value; 75,000,000 shares authorized,
       43,786,360 shares issued and outstanding                         437,914
    Committed shares                                                     32,400
    Additional paid-in-capital                                       12,428,061
    Treasury stock (1,500,000 shares), at cost                          (15,000)
    Accumulated deficit                                             (18,211,892)
                                                                   ------------
               Total stockholders' deficit                           (5,328,517)
                                                                   ------------
                                                                   $    713,992
                                                                   ============


     The accompanying notes are an integral part of the financial statements

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 For the Three Months Ended                For the Nine Months Ended
                                                          March 31,                                March 31,
                                             ---------------------------------         ---------------------------------
                                                 2006                 2005                 2006                 2005
                                             ------------         ------------         ------------         ------------
Net revenue                                  $      3,580         $     11,413         $     64,814         $    173,581
Cost of revenue                                    22,110               15,254               84,606               92,240
                                             ------------         ------------         ------------         ------------
     Gross (loss) profit                          (18,530)              (3,841)             (19,792)              81,341
Operating expenses
     Bad debt                                          --              958,968                   --            1,067,678
     Selling, general and administrative
       expenses                                   895,394              807,927            2,413,671            1,378,125
                                             ------------         ------------         ------------         ------------
     Total operating expenses                     895,394            1,766,895            2,413,671            2,445,803
                                             ------------         ------------         ------------         ------------
Loss from operations                             (913,924)          (1,770,736)          (2,433,463)          (2,364,462)
                                             ------------         ------------         ------------         ------------
Other income (expense):
     Interest income                                   --               20,365                   --               60,491
     Interest expense                            (504,600)             (21,759)            (817,089)             (71,681)
     Loss on settlement of debts                       --              (21,975)                  --              (21,975)
     Change in fair value of
       derivative liabilities                  (1,435,856)                  --             (145,412)                  --
                                             ------------         ------------         ------------         ------------
     Net other income                          (1,940,456)             (23,369)            (962,501)             (33,165)
                                             ------------         ------------         ------------         ------------
     Loss before provision for
       income taxes                            (2,854,380)          (1,794,105)          (3,395,964)          (2,397,627)
Provision for income taxes                             --                   --                  800                  800
                                             ------------         ------------         ------------         ------------
Net loss                                     $ (2,854,380)        $ (1,794,105)        $ (3,396,764)        $ (2,398,427)
                                             ============         ============         ============         ============
Net loss per share - basic and diluted       $      (0.07)        $      (0.06)        $      (0.10)        $      (0.09)
                                             ============         ============         ============         ============
Weighted-average common shares
  outstanding - basic and diluted              42,813,527           28,232,118           33,978,000           26,926,496
                                             ------------         ------------         ------------         ------------


     The accompanying notes are an integral part of the financial statements

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2006 AND 2005


                                                                         2006                   2005
                                                                     -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $(3,396,764)            $(2,398,427)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
        Change in fair value of derivative and warrant
          liabilities                                                    145,412                      --
        Issuance of stock options and warrants for services
          rendered                                                       756,531                      --
        Issuance of shares for services rendered                          67,400                 686,432
        Issuance of shares for interest expense                               --                   1,900
        Amortization of discount on notes payable                        600,755                      --
        Bad debts                                                             --               1,067,678
        Loss on conversion of bad debts                                       --                  21,975
        Depreciation and amortization                                     32,504                   4,276
        (Increase) decrease in operating assets:
            Accounts receivable                                           21,111                 (51,014)
            Note receivable                                                   --                (159,064)
            Inventories                                                  (51,331)                (44,096)
            Prepaid expenses and other current assets                     72,437                 (81,845)
        Increase (decrease) in operating liabilities:
            Accounts payable and accrued expenses                         78,070                  44,482
            Customer deposits                                                 --                  (2,052)
                                                                     -----------             -----------
        Total adjustments                                              1,722,889               1,488,672
                                                                     -----------             -----------
    Net cash used in operating activities                             (1,673,875)               (909,755)
                                                                     -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of property and equipment                            (12,078)                 (2,600)
                                                                     -----------             -----------
    Net cash used in investing activities                                (12,078)                 (2,600)
                                                                     -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from notes payable                                    2,296,769                 235,500
        Payments on notes payable                                       (610,816)                (32,445)
        Proceeds from loan                                                    --                 354,501
        Payment of loans                                                      --                (132,500)
        Receipt of cash for shares to be issued                               --                 110,156
        Issuance of common shares for cash                                    --                 376,100
                                                                     -----------             -----------
    Net cash provided by financing activities                          1,685,953                 911,312
                                                                     -----------             -----------
Net change in cash and cash equivalents                                       --                  (1,043)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                --                   1,043
                                                                     -----------             -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $        --             $        --
                                                                     -----------             -----------


     The accompanying notes are an integral part of the financial statements

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2006 AND 2005
                                  (Continued)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                                         2006                   2005
                                                                     -----------             -----------
Cash paid for: Interest                                              $   131,617             $    76,702
                                                                     ===========             ===========
               Income taxes                                          $        --             $        --
                                                                     ===========             ===========
Non-cash investing and financing activities:

Conversion of notes payable and accrued interest to common stock     $   482,770             $   148,400
                                                                     ===========             ===========
Debt discount on convertible debt                                    $ 1,900,000             $        --
                                                                     ===========             ===========
Issuance of notes payable for cancellation of shares to be issued    $    25,000             $        --
                                                                     ===========             ===========
Cancellation of 62,500 shares of common stock                        $        --             $    26,275
                                                                     ===========             ===========
Issuance of shares and note payable in exchange for a license        $   500,000             $        --
                                                                     -----------             -----------


     The accompanying notes are an integral part of the financial statements

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

           For the Three and Nine Months Ended March 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization

Reclamation Consulting and Applications, Inc., ("us", "we", the "Company" or the "Registrant") is a Colorado corporation that currently specializes in the production and sale of its Alderox(TM) products, including Alderox(TM), ASA-12(TM), DCR(TM), KR-7(TM), PaverBlend(TM), TSR(TM), and ASA Cleaners. These products are made from our patented formula relating specifically to an improved release agent for mitigating the sticking of asphalt, concrete and other similar products to various surfaces Release agents are commonly applied to containers, mixers, truck beds and forms prior to pouring asphalt or concrete into them, and act as a barrier to mitigate adhesion of the asphalt, concrete or other material to the relevant surfaces.

Basis of Presentation

The accompanying interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheet, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three and nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended June 30, 2005.

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred cumulative losses of $18,211,892, including net losses of $3,396,764 and $2,398,427 for the nine months ended March 31, 2006 and 2005, respectively, and has a working capital deficit of $1,650,123 at March 31, 2006.

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

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

           For the Three and Nine Months Ended March 31, 2006 and 2005

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

Property and Equipment

Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs that do not improve or extend the lives of the respective assets are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts Gains or losses from retirements or sales are credited or charged to income.

The Company depreciates its property and equipment using the straight-line method over the following estimated useful lives:

Computers and office equipment                                         3-5 years
Test equipment                                                         5 years
Vehicles                                                               5 years

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

           For the Three and Nine Months Ended March 31, 2006 and 2005

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of March 31, 2006, the Company does not believe there has been any impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

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

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

           For the Three and Nine Months Ended March 31, 2006 and 2005

Derivative Financial Instruments

The Company's derivative financial instruments consist of embedded derivatives related to the Callable Secured Convertible Term Notes (the "Notes") entered into on June 23, 2005 (see Note 8). These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date ($2,773,057 as of March 31, 2006). In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. The fair value of such options and warrants at March 31, 2006 totaled $1,037,967. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion-related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 140%; and risk free interest rate of 4.18% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using discounted cash flows and probability analysis. The derivatives are classified as long-term liabilities (see Note 8).

For the three and nine months ended March 31, 2006, the net increase in the derivative and warrant liabilities was $1,435,856 and $145,412, respectively, which was recorded as a component of other expense in the accompanying statements of operations.

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

Net Loss Per Share

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. Dilution is computed by applying the treasury stock method for options and warrants and the "as-if converted" method for convertible debentures. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) as if funds obtained thereby were used to purchase common stock at the average market price during the period.

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

           For the Three and Nine Months Ended March 31, 2006 and 2005

For the three and nine months ended March 31 , 2006 and 2005, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation that is not permitted and therefore not included. Such dilutive amounts would have included shares potentially issuable pursuant to convertible debentures (see Notes 7 and 8) and outstanding "in-the-money" options and warrants (see Note 10).

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

Stock-based compensation for employees is accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." The Company has elected to adopt the disclosure only provisions of SFAS No. 123, which requires pro forma disclosures in the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. In addition, the Company has made the appropriate disclosures as required under SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure."

The Company's net loss and net loss per share determined under SFAS No. 123 were the same as reported in the accompanying statements of operations for the three and nine months ended March 31, 2006 as no options were issued to employees during these periods.

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

           For the Three and Nine Months Ended March 31, 2006 and 2005

During the period ended March 31, 2005, the Company granted 2,740,000 stock options to employees with an exercise price of $0.25 per share. These options are vested immediately.

The following table illustrates the effect on net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.


Net loss:
     As reported                                       $(2,398,427)
     Deduct: Total stock-based
     employee compensation expense
     determined under fair value
     based method for all awards                           526,761
                                                       -----------
     Pro forma                                         $(2,925,188)
                                                       ===========
Basic and diluted net loss per share:
     As reported                                       $     (0.09)
                                                       ===========
     Pro forma                                         $     (0.10)
                                                       ===========


The above pro forma effects of applying SFAS 123 are not necessarily representative of the impact on reported net loss for future years. Pro forma information using the Black-Scholes method at the date of grant was based on the following assumptions for the three and nine months ended March 31, 2005:

                                                           2005
                                                       ------------
Expected life                                           1-5 years
Risk-free interest rate                                   3.67%
Dividend yield                                              0%
Volatility                                                 169%

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

           For the Three and Nine Months Ended March 31, 2006 and 2005

Concentrations

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. From time-to-time, the Company's cash balances exceed the amount insured by the FDIC. Management believes the risk of loss of cash balances in excess of the insured limit to be low.

The majority of revenues in the periods ended March 31, 2006 and 2005 were generated from two major customers. The majority of receivables at March 31, 2006 were from the same customers.

Reclassifications

Certain amounts in March 31, 2005 financial statements have been reclassified to conform with the March 31, 2006 presentation. Such reclassification had no effect on net loss as previously reported.

NOTE 3 - ACCOUNTS RECEIVABLE

All accounts receivable are trade related. These receivables are current and no reserve for uncollectible accounts is deemed necessary.

NOTE 4 - INVENTORIES

Inventories consist of the following as of March 31, 2006:

         Raw materials                                         $         13,969
         Finished goods                                                  83,054
                                                               ----------------
                                                               $         97,023
                                                               ================

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at March 31, 2006:

         Computers and office equipment                        $         33,028
         Test equipment                                                  32,358
         Vehicles                                                        17,409
                                                               ----------------
                                                                         82,795

         Less accumulated depreciation                                  (29,988)
                                                               ----------------
                                                               $         52,807
                                                               ================

Depreciation expense was $4,258 and $1,474 for the three months ended March 31, 2006 and 2005, respectively, and $12,671 and $4,276 for the nine months ended March 31, 2006 and 2005, respectively.

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

           For the Three and Nine Months Ended March 31, 2006 and 2005

NOTE 6 - DEFERRED FINANCING COSTS

Deferred financing costs consist of the following as of March 31, 2006:

         Cost                                                   $        40,000
         Less accumulated amortization                                   (7,333)
                                                                ---------------

                                                                $        32,667
                                                                ===============

Amortization expense was $3,333 and $7,333 for the three and nine months ended March 31, 2006 and is included in interest expense in the accompanying statements of operations.

NOTE 7 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consist of the following at March 31, 2006:

    Unsecured notes payable to stockholders,  bearing interest
       at 10 percent per annum, due on demand                     $     197,263
    Unsecured notes payable to stockholder,  bearing  interest
       at 15 percent per annum, due on demand                            20,140
    Unsecured  note  payable  to  stockholders,  bearing  interest at 10  percent  per annum, convertible to common stock at
       $0.25 per share, due on demand                                    26,000
    Unsecured note payable to stockholder,  bearing interest at
       15 percent per annum,  monthly principal and interest
       payments of $1,917, due October 2006                              15,000
    Unsecured  note  payable  to  stockholder,  bearing  interest at 15  percent  per  annum, convertible to common shares
       at $0.75 per share,  monthly principal payments of $1,833,
       due June 30, 2006                                                  9,167
    Unsecured  note  payable to  stockholder,  bearing  interest
       at 10 percent per annum,  due November 10, 2006                  405,000
    Unsecured  note  payable to  stockholder,  bearing  interest
       at 15 percent per annum,  due November 25, 2006                  145,275
    Unsecured note payable to  stockholder,  $2,500 interest
       payable on maturity,  due August 27, 2006                         25,000
                                                                  -------------
                                                                  $     842,845
                                                                  =============

During the nine months ended March 31, 2006, the Company issued 5,171,897 shares of its common stock for the conversion of $273,262 of principal and interest in connection with notes payable - related parties. The notes and accrued interest were converted at the fair market value on the date of conversion.

During the nine months ended March 31, 2006, the Company issued 3,611,150 shares of its common stock for the conversion of $180,508 of principal and interest in connection with the note payable issued as part of the License transaction (see
Note 11).

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

           For the Three and Nine Months Ended March 31, 2006 and 2005

Interest expense on notes payable - related parties for the three months ended March 31, 2006 and 2005 was approximately $19,000 and $5,000, respectively. Interest expense on notes payable - related parties for the nine months ended March 31, 2006 and 2005 was approximately $42,000 and $13,000, respectively. All related-party notes payable are reflected as current liabilities as they are either due on demand or mature by November 25, 2006.

NOTE 8 - NOTES PAYABLE

Notes payable consist of the following at June 30, 2006:

    Callable,  secured convertible notes payable, net of unamortized discount of
       $1,336,745 (see below)                                                           $      403,144
    Notes payable, bearing interest at 10 percent per annum, convertible to common shares at $0.40 per share, due on demand,  secured by  substantially  all
       assets of the Company                                                                   125,000
    Notes payable, bearing interest at 15 percent per annum, convertible to common shares at $0.40 per share, due on demand,  secured by  substantially
       all assets of the Company                                                                55,850
    Note payable, bearing interest at 15 percent per annum, convertible to common shares at $0.75 per share, due on demand,  secured by  substantially  all
       assets of the Company                                                                    50,000
    Notes  payable,  bearing  interest  at  10  percent  per  annum  and  paid semi-annually, convertible  to common  shares at $0.40 or $0.45 per share,
       due on demand,  secured by substantially all assets of the Company                       47,500
    Unsecured note payable, bearing interest at 15 percent per annum, due on demand             15,000
                                                                                        --------------
                                                                                               696,494

    Less current portion                                                                      (293,350)
                                                                                        --------------
                                                                                        $      403,144
                                                                                        ==============

During the year ended June 30, 2005, the Company borrowed $50,001, originally due in March 2006. The loan was repaid during the period ended December 31, 2005. Since the debt-holder had an option to convert up to the full loan amount into restricted shares of the Company's common stock at a discounted rate of $0.25 per share, the Company recorded a discount on the debt of $50,000 related to BCF. The Company amortized the remaining discount of $25,000 during the three months ended December 31, 2005 as the related debt was no longer outstanding. Amortization of the debt discount for the three and nine months ended March 31, 2006 was $0 and $37,500, respectively.

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

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

           For the Three and Nine Months Ended March 31, 2006 and 2005

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

      o The SPA includes a penalty provision based on any failure to meet and/or maintain registration requirements for shares issuable under the conversion of the note or exercise of the warrants, which represents an embedded derivative, but such derivative has a de minimus value and has not been included in this analysis at March 31, 2006; and

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

           For the Three and Nine Months Ended March 31, 2006 and 2005

      o The SPA contains certain events of default including not having adequate shares registered to effectuate allowable conversions. In that event, the Company is required to pay a conversion default payment at 24% interest, which is identified as an embedded derivative and has been bifurcated and recorded on the Company's balance sheet at its fair value.

In December 2005, the Company registered the Shares in connection with the Notes. The holders of the Notes have not demanded payment of any liquidated damages and have informally agreed to waive all liquidated damages due and owing to them pursuant to their registration rights. As a result, no accrual has been made as of March 31, 2006.

The fair value of the embedded derivatives was $1,515,642 as of March 31, 2006.

In conjunction with the Notes, the Company issued warrants to purchase 8,000,000 shares of common stock. The accounting treatment of the derivatives and warrants requires that the Company record the warrants at their fair values, which totaled $1,257,415 at March 31, 2006.

The Company recorded the first $1,900,000 of fair value of the derivatives and warrants to debt discount, which will be amortized to interest expense over the term of the Notes. During the nine months ended March 31, 2006, $29,000 of the Notes was converted into 725,000 shares of common stock (see Note 10) and the Company repaid $231,111 of the principal balance of the Notes. Amortization expense on this debt discount for the three and nine months ended March 31, 2006 was $355,864 and $563,254, respectively.

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

Future minimum principal payments (excluding the debt discount) are as follows under notes payable for the years ending June 30:

                 2006 (3 months)                                 $       293,350
                 2007                                                         --
                 2008                                                    439,889
                 2009                                                  1,300,000
                                                                 ---------------
                                                                 $     2,033,239
                                                                 ===============

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

           For the Three and Nine Months Ended March 31, 2006 and 2005

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

Future minimum payments under the former lessor settlement agreement for the years ending June 30 are:

                 2006 (3 months)                                  $        9,300
                 2007                                                     37,200
                 2008                                                     27,900
                                                                  --------------

                                                                  $       74,400
                                                                  ==============

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Colorado. In connection with its facility leases, the Company h as indemnified its lessors for certain claims arising from the use of the facilities. The Company is also required to indemnify the Investors for certain matters as defined under the terms of the Notes. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make.

Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheet.

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

           For the Three and Nine Months Ended March 31, 2006 and 2005

NOTE 10 -STOCKHOLDERS' EQUITY

Common Stock

During the nine months ended March 31, 2006 and 2005, the Company issued common shares at various times, as described per the following. The shares issued in fiscal 2006 for conversion of the Notes were valued at the conversion price as defined in the Notes (see Note 8). The shares issued in fiscal 2005 were valued at the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance. Restricted shares were discounted for illiquidity and restrictions on trading.

2006

During the nine months ended March 31, 2006, the Company issued 725,000 shares of its common stock for the conversion of $29,000 of Notes.


During the nine months ended March 31, 2006, the Company issued 5,171,897 shares of its common stock for the conversion of $273,262 of principal and interest in connection with notes payable - related parties.

During the nine months ended March 31, 2006, the Company issued 3,611,150 shares of its common stock for the conversion of $180,508 of principal and interest in connection with the note payable issued as part of the License transaction (see
Note 11). As part of the same transaction, the Company issued 4,000,000 shares, valued at the fair market value on the date of grant, in the amount of $320,000.

During the nine months ended March 31, 2006, the Company issued 662,500 shares of its common stock for services provided in the amount of $35,000. The Company also has committed to issue shares for services provided in the amount of $32,400.

2005

During the nine months ended March 31, 2005, the Company issued 1,497,163 shares of common stock for cash amounting $376,100.

During the nine months ended March 31, 2005, the Company issued 1,158,968 shares of common stock for services amounting $271,753. The Company recorded $83,375 prepaid consulting for this issuance.

During the nine months ended March 31, 2005, the Company cancelled 62,500 shares amounting to $26,275.

During the nine months ended March 31, 2005, the Company issued 5,000 shares of common stock towards payment of interest expense on the notes amounting to $ 1,900.

During the nine months ended March 31, 2005, the Company issued 732,500 shares of common stock in settlement of debts amounting to $146,500. A loss on conversion of $21,975 was incurred in this conversion of debts to equity.

Shares to be issued:

During the nine months ended March 31, 2005, the Company received $110,156 for 492,267 shares to be issued.

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

           For the Three and Nine Months Ended March 31, 2006 and 2005

During the nine months ended March 31, 2005, the Company commits to issue 70,000 shares of common stock for services and compensation amounting to $17,000.

Stock Options and Warrants

The Company has no stock option plans.

During the nine months ended March 31, 2006, the Company granted 6,288,444 fully vested options to various consultants for services rendered which were accounted for using the fair value of the options granted based on the Black-Scholes option-pricing model. The Company recorded $218,300 and $347,031 as consulting expense and warrant liabilities during the three and nine months ended March 31, 2006.

In addition, the Company has issued 3,000,000 warrants to a consultant in fiscal 2005, 750,000 of which vested in 2005. The remainder vest at the rate of 750,000 in each of the first three quarters of 2006. The Company recorded $136,500 and $409,500 as consulting expense and warrant liabilities for the three and nine months ended March 31, 2006, respectively.

NOTE 11 -LICENSE

Effective January 4, 2006, the Company entered into a license agreement with Billfighter Investments, Limited ("Billfighter"), in which the Company agreed to grant 4,000,000 shares of common stock and a note payable in the amount of $180,000 for the ability to utilize certain technology owned by Billfighter. The shares were valued at $320,000 based on the fair market value on the date of grant of $0.08 per share, resulting in a total value of $500,000. The principal of $180,000 and interest of $508 was converted the following day, January 5, 2006, into 3,611,150 shares of common stock based on the fair market value on that date of $0.05 per share. The license grants the Company the sole and exclusive right and license to use, produce, manufacture, market, sell and distribute the licensed product within a defined territory. The Company also agrees to pay cash royalties in the amount of 10% of net revenues generated by the license. The license has no defined term and is subject to termination by either party. The Company believes the license has a useful life of 10 years and is amortizing the cost on a straight-line basis over this term. Amortization expense of $12,500 was recognized during the three and nine months ended March 31, 2006 and is included in selling, general and administrative expenses in the accompanying statements of operations.

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

As reflected in our Financial Statements included in Item 1 of Part I of this Report, we have incurred cumulative losses of $18,211,892, including net losses of $3,396,764 and $2,398,427 for the nine-month periods ended March 31, 2006 and 2005, respectively. At March 31, 2006, we have a working capital deficit of $1,650,123. As a result, recoverabiltiy of a major portion of the recorded assets reflected in our balance sheet included with our Financial Statements is dependent upon future sustainable profitable operation of our Company, which, in turn, is dependent upon our ability to raise additional capital, obtain financing, increase our customer base and manage our costs. Our management has taken the following steps, which it believes are sufficient to provide our Company with the ability to continue as a going concern: (a) obtaining additional equity and debt financing (see Notes 8 and 10 to our Financial Statements included herewith); (b) controlling of salaries and general and administrative expenses; (c) managing accounts payable, and (d) evaluating our distribution and marketing methods.

Exclusive License for the Reliant III Automated Spray Application

As disclosed on a current report on Form 8-K, filed with the Securities and Exchange Commission (the "Commission") on January 9, 2006, we entered into an Exclusive License Agreement, effective January 4, 2006, with Billfighter Investments, Limited, an Anguilla limited liability company (the "Licensor") pursuant to which we were granted the sole and exclusive, worldwide right and license to use, produce, manufacture, market, sell and distribute the Reliant III automated spray application system solely within mining and aggregate industries, including the exclusive, worldwide right to modify, at our expense, the Reliant III for application of our Alderox(TM) line of products, including our Alderox(TM) ASA-12 release agent to rail cars. The Reliant III is a fully automated robotic system used for the application of release agents such as our Alderox(R) release agent products. The license granted pursuant to this Exclusive License Agreement will continue until terminated by either party due to a breach of the other's representations, warranties or covenants as contained in the Exclusive License Agreement, or by us upon six months prior written notice to Licensor.

As consideration for the license to the Reliant III, we have agreed to (i) issue 4,000,000 restricted shares of our common stock with piggyback registration rights pursuant to a Subscription Agreement, dated as of January 4, 2006, by and between us and Licensor (the "Subscription Agreement"); (ii) pay Licensor the aggregate principal sum of One Hundred Eighty Thousand Dollars ($180,000) accruing interest on the balance outstanding at the rate of 10% per annum pursuant to a Promissory Note (the "Note"), dated as of January 4, 2006; and
(iii) pay cash royalties equal to ten percent (10%) of the net revenues generated by us from the sale and distribution of our Alderox(TM) products for application to rail cars using the Reliant III. Any failure to repay Licensor all amounts due under the Note when due constitutes an "Event of Default" and allows Licensor to declare such amounts immediately due and payable without presentment, demand, protest or other notice of any kind. We believe the issuance of the restricted shares of our common stock to Licensor pursuant to the Subscription Agreement is exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) and/or Regulation D promulgated thereunder.

Subsequent Event

Exclusive Distribution Agreement with Applied Industrial Technologies, Inc.

As disclosed on a current report on Form 8-K, filed with the Commission on April 6, 2006, we entered into an exclusive Distributor Agreement, effective April 4, 2006 (the "Agreement") with Applied Industrial Technologies, Inc., an Ohio corporation (the "Distributor"). Pursuant to the Agreement, we appointed the Distributor the exclusive distributor of our `Alderox(R)', ASA-12(R), KR7(R), DCR(R), Paver Blend(TM) and TSR(R) products (the "Products") in the United States, Puerto Rico, Canada and Mexico (the "Territory"), except for any relationships that we may have with distributors of our Products existing at the time we entered into the Agreement and set forth on Schedule A to the Agreement. The term of the distributorship engagement is two years from April 4, 2006, although the parties, by mutual written agreement, may renew the Agreement for additional terms (as may be extended, the "Term").

Under the terms of the Agreement, the Distributor has agreed to purchase our Products from us, freight-on-board ("FOB") our production facilities. Payment terms are net 30 days or net 10 days with a 2% discount..

Distributor has agreed to do the following:

      a. use its best efforts to professionally and actively promote and sell our Products in the Territory;

      b. only sell our Products under the trademarks for the Products owned by us;

      c. maintain sufficient inventories of our Products, at Distributor's discretion, to enable Distributor to effectively satisfy demand for our Products in the Territory;

      d. in distributing our Products in the Territory, comply with all provisions of applicable laws, rules and regulations;

      e. cooperatively work with us in matters relating to the marketing, sales, forecasting, training, servicing, and corresponding with customers;

      f. market, through its marketing department, only the asphalt and cement product release agents, form oils, curing agents, lubricants and cleaners, which are used in the construction, paving and similar industries and which are sold under the our trademarks `Alderox(R)', ASA-12(R), KR7(R), DCR(R), Paver Blend(TM) and TSR(R) in its industry marketing programs during the Term;

      g. not sell the Products through sub-distributors without our prior written consent; and

      h. not export our Products outside the Territory without our prior written consent.

Pursuant to the Agreement, we have agreed to (a) supply the Distributor with our Products as requested; (b) supply the Distributor with sales and technical assistance regarding our Products to support the Distributor's sales effort; and
(3) supply the Distributor with sales and promotional materials from time to time.

The Agreement can be terminated by either party upon sixty (60) days' prior written notice in the event of a breach of the Agreement by the other party after allowing for a reasonable cure period, or upon ninety (90) days' prior written notice to the other party. Upon termination of the Agreement, we have agreed to accept a one time stock return of salable standard merchandise without charging the Distributor a restocking fee and to credit the Distributor's account the greater of Distributor's actual purchase price of the returned stock or the current price then in effect at the time of the return.

Critical Accounting Policies

There were no changes to our critical accounting policies as described in our June 30, 2005 10-KSB.

Results of Operations for the Three Months Ended March 31, 2006 and 2005.

                                                       For the Three Months Ended
--------------------------------------------------------------------------------------------------------------------------------
                                        March 31, 2006                     March 31, 2005               Change          Change
                                        --------------                     --------------               ------          ------
                                                     % of                               % of
                                      $             Revenue              $             Revenue            $               %
                                 -----------     ------------       -----------       ----------      ----------      ----------

Net Revenues                     $     3,580          100.00%       $    11,413           100.00%       (7,833)        (68.63)%
Cost of Revenues                      22,110          617.60%            15,254           133.65%        6,856          44.95%
                                 -----------     -----------        -----------       ----------

Gross Profit
(Loss)                               (18,530)        (517.60)%           (3,841)          (33.65)%     (14,689)         382.43%
Operating Expenses
Bad Debt                                  --              --%           958,968         8,402.42%     (958,968)       (100.00)%
Selling, General
and
Administrative
Expenses                             895,394       25,011.01%           807,927         7,079.01%       87,467           10.83%
                                 -----------     -----------        -----------       ----------
Total Operating
Expenses                         $   895,394       25,011.01%       $ 1,766,895        15,481.42%     (871,501)         (49.32)%
                                 -----------                        -----------

Income (Loss)
from Operations                  $  (913,924)     (25,528.60)%      $(1,770,736)      (15,515.08)%     856,812          (48.39)%
                                 -----------     -----------        -----------       ----------

Other  Income
(Expense)
Interest Income                           --              --%            20,365           178.44%      (20,365)        (100.00)%
Interest Expense                    (504,600)     (14,094.97)%          (21,759)         (190.65)%    (482,841)       2,219.04%
Loss on
settlement of
Debts                                     --              --%           (21,975)         (192.54)%      21,975          100.00%
Change in fair
value of
derivative
liabilities                       (1,435,856)     (40,107.71)%               --               --%   (1,435,856)
                                 -----------     -----------        -----------       ----------
Net Other Income
(Expense)                        $(1,940,456)     (54,202.68)%      $   (23,369)         (204.76)%  (1,917,087)       8,203.55%
                                 -----------     -----------        -----------       ----------

Loss before
provision for
income tax                        (2,854,380)     (79,731.28)%       (1,794,105)      (15,719.84)%  (1,060,275)          59.10%
Provision for
Income Taxes                               0                                                                 0              0
                                 -----------     -----------        -----------       ----------

Net Income (Loss)                $(2,854,380)      (79731.28)%      $(1,794,105)      (15,719.84)%  (1,060,275)          59.10%
                                 ===========     ===========        ===========       ==========

Net Revenues

Net revenues for the three-month period ended March 31, 2006 decreased to $3,580 from $11,413 for the three month period ended March 31, 2005. This decrease in net revenues of $7,833, or approximately 68.63% over the prior period is due primarily to the reorganization of our sales representative infrastructure and the seasonality of the trade that we market.

Cost of Revenues

Cost of revenues for the three-month period ended March 31, 2006 increased to $22,110 from $15,254 for the three-month period ended March 31, 2005. This increase in cost of revenues of $6,856, or approximately 44.95% over the prior period is due primarily to the amount of our fixed costs that are incurred regardless of the level of sales.

Gross Loss

For the three-month period ended March 31, 2006, we had a gross loss of $18,530, compared to a gross loss of $3,841 for the three-month period ended March 31, 2005. This increase in our gross losses of approximately $14,689 or approximately 382.43% over the prior period is due primarily to the reorganization of our production and distribution systems and sales representative infrastructure along with the seasonality of the trade we market, along with the fixed costs discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three-month period ended March 31, 2006 increased to $895,394 from $807,927 for the three-month period ended March 31, 2005. This increase in selling, general and administrative expenses of $87,467, or approximately 10.83% over the prior period is due primarily to the issuance of options and warrants to consultants in 2006 valued at $354,800.

Interest Income

We did not have any interest income for the three-month period ended March 31, 2006. We had interest income of $20,365 during the three-month period ended March 31, 2005, which was due to interest we earned on our revolving loan agreement with North American Systems, Inc., which was terminated in fiscal 2005.

Interest Expense

Interest expense for the three-month period ended March 31, 2006 increased to $504,600 from $21,759 for the three-month period ended March 31, 2005. This increase in interest expense of $482,841, or approximately 2,219.04% over the prior period is due primarily to the amount of debt discounts amortized of $355,864 with no similar amounts in the prior year.

Change in Fair Value of Derivative and Warrant Liabilities

Change in fair value of derivative and warrant liabilities for the three-month period ended March 31, 2006 was $1,435,856 and we had no change in the fair value of derivative liabilities for the three-month period ended March 31, 2005. The 2006 amount was primarily a result of an increase in the estimated stock volatility along with an increase in our stock price, which caused an increase to the computed liability value at March 31, 2006.

Net Loss

Net loss for the three-month period ended March 31, 2006 increased to $2,854,379 from $1,794,105 for the three-month period ended March 31, 2005. This increase in net loss of $1,060,275 or approximately 59.10% over the prior period is due primarily to the factors described above.

Results of Operations for the Nine Months Ended March 31, 2006 and 2005.


                                                      For the Nine Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                         March 31, 2006                  March 31, 2005             Change           Change
                                         --------------                  --------------             ------           ------
                                                      % of                            % of
                                        $            Revenue           $             Revenue          $                 %
                                  -----------      ----------     -----------      -----------    ----------        ---------
Net Revenues                      $    64,814         100.00 %    $   173,581         100.00 %      (108,767)        (62.66)%
Cost of Revenues                       84,606         130.54 %         92,240          53.14 %        (7,634)         (8.28)%
                                  -----------      ----------     -----------      ----------

Gross Profit
(Loss)                                (19,792)        (30.54)%         81,341          46.86 %      (101,133)         124.33%

Operating Expenses
   Bad Debt                                --             --        1,067,678         615.09 %    (1,067,678)       (100.00)%
   Selling,
   General and
   Administrative
   Expenses                         2,413,671       3,724.00 %      1,378,125         793.94 %     1,035,546          75.14 %
                                  -----------      ----------     -----------      ----------
Total Operating
Expenses                          $ 2,413,671       3,724.00 %    $ 2,445,803        1409.03 %       (32,132)         (1.31)%
                                  -----------                     -----------

Income (Loss)
from Operations                   $(2,433,463)     (3,754.53)%    $(2,364,462)     (1,362.17)%       (69,001)          2.92 %
                                  -----------      ----------     -----------      ----------

Other  Income
(Expense)
   Interest Income                         --                --        60,491          34.85 %       (60,491)       (100.00)%
   Interest
   Expense                           (817,089)     (1,260.67)%        (71,681)        (41.30)%      (745,408)       1,039.9 %
   Loss on
   settlement of
   Debts                                   --                --       (21,975)        (12.66)%        21,975         100.00 %
   Change in fair
   value of
   derivative
   liabilities                       (145,412)      (2,24.35)%             --             --        (145,412)
                                  -----------      ----------     -----------
Net Other Income
(Expense)                         $  (962,501)     (1,485.02)%    $   (33,165)        (19.11)%      (929,336)      2,802.16 %
                                  -----------      ----------     -----------      ----------

Loss before
provision for
income tax                         (3,395,964)     (5,239.55)%     (2,397,627)     (1,381.27)%      (998,337)         41.64 %
Provision for
Income Taxes                              800                             800             --              --
                                  -----------      ----------     -----------      ----------
Net Income (Loss)                 $(3,396,764)     (5,240.79)%    $(2,398,427)     (1,381.73)%      (998,337)         41.62 %
                                  ===========      ==========     ===========      ==========

Net Revenues

Net Revenues for the nine-month period ended March 31, 2006 decreased to $64,814 from $173,581 for the nine-month period ended March 31, 2005. This decrease in net revenues of $108,767, or approximately 62.66% over the prior period is due primarily to the reorganization of our production and distribution systems, the seasonality of the products we market, the further development of product application equipment and financing activities.

Cost of Revenues

Cost of revenues for the nine-month period ended March 31, 2006 decreased to $84,606 from $92,240 for the nine-month period ended March 31, 2005. This decrease in cost of revenues of $7,634, or approximately 8.28% over the prior period is due primarily to the amount of our fixed costs that are incurred regardless of the level of sales.

Gross Profit/Loss

For the nine-month period ended March 31, 2006, we had a gross loss of $19,792, compared to a gross profit of $81,341 for the nine-month period ended March 31, 2005. This decline in our profitability of approximately $101,133 or approximately 124.33% over the prior period is due primarily to the reorganization of our production and distribution systems and sales representative infrastructure along with the seasonality of the trade we market, along with the fixed costs discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine-month period ended March 31, 2006 increased to $2,413,671 from $1,378,125 for the nine-month period ended March 31, 2005. This increase in selling, general and administrative expenses of $1,035,546, or approximately 75.14% over the prior period is due primarily to the issuance of options and warrants to consultants in 2006 valued at 756,531.

Interest Income

We did not have any interest income for the nine-month period ended March 31, 2006. We had interest income of $60,491 during the nine-month period ended March 31, 2005, which was due to interest we earned on our the revolving loan agreement with North American Systems, Inc., which was terminated in fiscal 2005.

Interest Expense

Interest expense for the nine-month period ended March 31, 2006 increased to $817,089 from $71,681 for the nine-month period ended March 31, 2005. This increase in interest expense of $745,408, or approximately 1,039.90% over the prior period is due primarily to the amount of debt discounts amortized of $600,755 with no similar amounts in the prior year.

Change in Fair Value of Derivative and Warrant Liabilities

Change in fair value of derivative and warrant liabilities for the nine-month period ended March 31, 2006 was $145,412, and we had no change in the fair value of derivative liabilities for the nine-month period ended March 31, 2006. The 2006 amount is primarily a result of an increase in the estimated stock volatility along with an increase in our stock price, which caused an increase to the computed liability value at March 31, 2006.

Net Loss

Net loss for the nine-month period ended March 31, 2006 decreased to $3,396,764 from $2,398,427 for the nine-month period ended March 31, 2005. This decrease in net loss of $998,337, or approximately 41.62% over the prior period is due primarily to the factors described above.

Liquidity and Capital Resources

For the nine-months ended March 31, 2006, we used cash of $1,673,875 in our operating activities, used cash of $12,078 in our investing activities, and received cash of $1,685,953 in our financing activities.

Cash Flows from Operating Activities

Net cash used in our operating activities of $1,673,875 for the nine months ended March 31, 2006 was primarily attributable to a net loss of $3,396,764, and adjustments to reconcile net loss to net cash used in operating activities of $1,722,889 consisting of: (a) change in fair value of derivative and warrant liabilities aggregating $145,412, (b) issuance of stock options and warrants for services rendered in the amount of $756,531, (c) issuance of shares for services rendered aggregating $67,400, (d) amortization of discount on notes payable aggregating $600,755, (e) depreciation and amortization $32,504, (f) decrease in accounts receivable in the amount of $21,111, (g) increase in inventories of $51,331, (h) decrease in prepaid expenses and other current assets in the amount of $72,437, and (i) increase in accounts payable and accrued expenses in the amount of $78,070.

Cash Flows from Investing Activities

Net cash used in our investing activities of $12,078 for the nine months ended March 31, 2006 was for the acquisition of property and equipment.

Cash Flows from Financing Activities

Net cash provided by our financing activities of $1,685,953 for the nine months ended March 31, 2006 was proceeds on notes payable of $2,296,769 offset by payments on notes payable of $610,816.

Internal Sources of Liquidity

For the nine months ended March 31, 2006, the funds generated from our operations were insufficient to fund our daily operations. For the nine months ended March 31, 2006, we had a gross loss of $19,792, and we were thus unable to meet our operating expenses of $2,413,671 for the same period. There is no assurance that funds from our operations will meet the requirements of our daily operations in the future. In the event that funds from our operations will be insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

External Sources of Liquidity

At March 31, 2006, we have debt owing to related parties aggregating $842,845 as summarized in Note 7 to the financial statements.

At March 31, 2006, we have debt owing to non-related parties aggregating $2,033,239 (after adding back unamortized debt discounts) as summarized in Note 8 to the financial statements.

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

In connection with the Securities Purchase Agreement dated June 23, 2005, we granted the investors registration rights. Pursuant to the registration rights agreement, if we did not file the registration statement by August 7, 2005, or if we did not have the registration statement declared effective on or before October 21, 2005, we are obligated to pay liquidated damages in the amount of 2.0% per month of the face amount of the issued and outstanding secured convertible notes, which equals $26,000, until the registration statement is declared effective. At our option, these liquidated damages can be paid in cash or restricted shares of our common stock. If we decide to pay the liquidated damages in cash, we would be required to use our limited working capital and potentially raise additional funds. If we decide to pay the liquidated damages in shares of common stock, the number of shares issued would depend on our stock price at the time that payment is due. The shares were registered in December 2005, and the Investors have not demanded payment of any liquidated damages and have informally agreed with us to waive all liquidated damages due and owing to them pursuant to the registration rights agreement.

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

ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2006. This evaluation was carried out under the supervision and with the participation of our President, Mr. Michael C. Davies and our Chief Financial Officer, Mr. Gordon Davies (collectively, the "Certifying Officers"). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, March 31, 2006, our disclosure controls and procedures were effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the "Commission").

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

Internal Control Over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended March 31, 2006. Based upon this evaluation, we have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or a publicly reporting company. Below is a summary of the known pending and threatened litigation involving our Company and/or our officers and directors on matters related to our Company as of the date of this Report.

      o On May 2, 2005, a complaint was filed by Pacific Business Capital Corporation against us, our President, Gordon Davies, and our Vice President, Michael Davies, in the matter entitled Pacific Business Capital vs. Reclamation Consulting and Applications, Inc., et. al., Case No. 05CC05777, filed with the Superior Court of State of California, County of Orange. The complaint alleges, among other things, a cause of action for breach of contract and seeks the return of approximately $55,000, which the plaintiffs allege they loaned us under a "partly written, partly oral" agreement, pursuant to which a total of $80,000 was loaned to us. Our management has denied that the plaintiffs are owed the amounts sought and we intend to vigorously defend this action on the basis brought by the plaintiffs. Specifically, our management denies that any such agreement for such loan ever existed, and that we never received any funds pursuant thereto, if any, from the plaintiffs. On August 2, 2005, a hearing on our Demurrer to the Complaint, filed on May 2, 2005, was held, pursuant to which the court granted our Demurrer on the grounds set forth therein, but granted plaintiffs leave to amend their Complaint. On August 29, 2005, plaintiffs again filed an amended complaint against us, Mr. Gordon Davies, and Mr. Michael
            Davies. This matter is currently in the discovery phase and, as such, our counsel has advised us that it is premature to attempt to estimate any potential outcome or loss at this time.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2006, we issued and/or sold the securities set forth below without registration under the Securities Act of 1933

No underwriters were involved in these transactions. Selling prices for the shares may have been discounted from then prevailing market prices to reflect the restricted status of the shares or the urgency of our need for capital. When shares were issued for property or services, in each instance the valuation of the property or services was based on the board of director's determination of the value received for the shares, unless otherwise specified below.

In the case of sales of our securities, such securities were sold by our officers without the use of an underwriter. In effecting the sales, we relied on the exemption authority provided by Section 4(2) of the Securities Act of 1933, as amended, relating to sales not involving any public offering, and Regulation S, relating to securities sold in bona fide offshore transactions. We believe that all such sales were made by our executive officers in private, negotiated transactions without any advertising, public announcements or general solicitation. The purchasers of the shares represented themselves in writing to be, and we believe them to be, members of one or more of the following classes of purchaser:

      a.    Officers, directors, promoters or control persons of the issuer;
      b. Accredited investors, as defined in Rule 501 under Regulation D of the Securities Act;
      c.    Individuals who:
            i.    Are knowledgeable and sophisticated in investment matters;
            ii. Are able to assess the risks of an investment such as in our securities;
            iii.  Are  financially  able to  bear  the  risk of a loss of  their
                  entire   investment;   and
            iv. Have access to pertinent information regarding the issuer and its operations.

The shares are subject to the resale provisions of Rule 144 under the Securities Act of 1933, as amended, and may not be sold or transferred without registration except in accordance with that rule. Certificates representing the securities bear a legend to that effect.

Issuance of Common Stock

During the nine months ended March 31, 2006, we issued 725,000 shares of our common stock for the conversion of $29,000 of Notes.

During the nine months ended March 31, 2006, we issued 5,171,897 shares of our common stock for the conversion of $273,262 of principal and interest in connection with notes payable to related parties (See Note 7 to the Financial Statements).

During the nine months ended March 31, 2006, we issued 3,611,150 shares of our common stock for the conversion of $180,508 of principal and interest in connection with the note payable issued as part of the License agreement with Billfighter Investments, Ltd. for the Reliant III automated spray, as discussed elsewhere in this Report. As part of this transaction, we issued 4,000,000 shares, valued at the fair market value on the date of grant, in the amount of $320,000.

During the nine months ended March 31, 2006, we issued 662,500 shares of our common stock for services provided in the amount of $35,000. We also have committed to issue shares for services provided in the amount of $32,400.

Issuance of Stock Options and Warrants

During the nine months ended March 31, 2006, we granted 6,288,444 fully vested options to various consultants for services rendered which were accounted for using the fair value of the options granted based on the Black-Scholes option-pricing model. We recorded $218,300 and $347,031 as consulting expense during the three and nine months ended March 31, 2006.

In addition, we has issued 3,000,000 warrants to a consultant in fiscal 2005, 750,000 of which vested in 2005. The remainder vest at the rate of 750,000 in each of the first three quarters of 2006. We recorded $136,500 and $409,500 as consulting expense for the three and nine months ended March 31, 2006, respectively.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the three month period ended March 31, 2006, there have been no material defaults in the payment of principal, interest, a singking or purchase fund installment, or any other material default not cured within 30 days, with respect to any of our indebtedness exceeding 5% of our total assets.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three month period ended March 31, 2006.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit No.  Description

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

  3(II) (1)         By-laws of Val-Tec Systems, Inc.

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

  10.25 (13)        Addendum to Contract Sales Representative Agreement by and between Reclamation Consulting and Applications,
                    Inc. and Dennis Jackman.

  10.26 (16)        Exclusive License Agreement, dated as of January 4, 2006, by and between Reclamation Consulting and
                    Applications, Inc. and Billfighter Investments, Limited.
  10.27 (16)        Subscription Agreement, dated as of January 4, 2006, by and between Reclamation Consulting and Applications,
                    Inc.  and  Billfighter  Investments,  Limited,  attached  as Exhibit A to the Exclusive  License  Agreement, dated as of January 4, 2006, by and between  Reclamation  Consulting and Applications, Inc. and Billfighter
                    Investments, Limited.

  10.28 (16)        Promissory Note, dated as of January 4, 2006, by Reclamation Consulting  and  Applications,  Inc. in favor of
                    Billfighter Investments, Limited, attached as Exhibit B to the Exclusive License  Agreement,  dated as of
                    January  4,  2006,  by and between  Reclamation  Consulting and Applications,  Inc. and Billfighter Investments,
                    Limited

  11 (1)            Statement of Computation of Earnings Per Share for the years 1998 and 1999.

  12 (1)            Subsidiaries of Recycling Centers of America, Inc. (as of March 2, 2000).

  14.1 (14)         Code of Ethics for Reclamation Consulting and Applications, Inc.

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

  16.1 (11)         Letter regarding change of accountant from Kabani & Company, Inc., dated July 25, 2005.

  16.1 (12)         Letter regarding change of accountant from Kabani & Company, Inc., dated July 25, 2005.

  16.1 (10)         Letter regarding change of accountant from Kabani & Company, Inc., dated July 6, 2005.

  17.1 (8)          Resignation of Paul Petit as Director of Reclamation Consulting and Applications, Inc., dated June 21, 2005.

  99.1 (16)         Press Release, dated January 4, 2006 announcing entry into exclusive license agreement for the Reliant III automated spray application system.

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



                           RECLAMATION CONSULTINGAND APPLICATIONS, INC.

                           Date:  May 22, 2006


                           /s/ GORDON W. DAVIES
                           ---------------------------------------
                           Gordon W. Davies, President and Chairman
                           of the Board of Directors

                           Date:  May 22, 2006