Form 10KSB
period 2006-06-30
RECLAMATION CONSULTING & APPLICATIONS INC
filed 2006-10-16
CIK 1100091

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
for the fiscal year ended June 30, 2006.

[ ] Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934
for the transition period from _____ to _____

Commission file number: 000-26017

RECLAMATION CONSULTING AND APPLICATIONS, INC.
(Exact name of Small Business Issuer as specified in its charter)

Colorado	58-2222646
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

940 Calle Amanecer Suite E
San Clemente, California	92673
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: 949-542-7440
Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.01 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

State issuer's revenues for its most recent fiscal year ended June 30, 2006: $96,122.

Based on the closing sale price of $0.23 on June 30, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $7,328,390.

As of October 9, 2006, there were 49,066,358 shares of the registrant’s Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

RECLAMATION CONSULTING AND APPLICATIONS, INC.
Form 10-KSB

For the Fiscal Years Ended June 30, 2006 and 2005

PART I

FORWARD LOOKING STATEMENTS

This Form 10-KSB, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to such matters as, among other things, our anticipated financial performance, business prospects, technological developments, new products, future distribution or license rights, international expansion, possible strategic alternatives, new business concepts, capital expenditures, consumer trends and similar matters.

Forward looking statements necessarily involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievement expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intend," “expect,” “anticipate,” “assume,” “hope,” “plan,” “believe,” “seek,” "estimate," "predict," “approximate,” "potential," "continue," or the negative of such terms. Statements including these words and variations of such words, and other similar expressions, are forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable based upon our knowledge of our business, we cannot absolutely predict or guarantee our future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

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

ITEM 1: DESCRIPTION OF BUSINESS

(a) Business Development

Reclamation Consulting and Applications, Inc., (“us,” “we,” the “Company” or the “Registrant”) is a Colorado corporation that currently specializes in the production and sale of its Alderox™ products, including Alderox® ASA-12®, ASA -10®, DCR®, KR-7®, PaverBlendTM, TSR®, and ASA Cleaners. We were originally formed in 1976, under the name “Vac-Tec Systems, Inc.” and operated primarily in the glass vaccum coating business. Subsequently, in early 1977, we were reorganized as a public shell corporation with no significant assets.

Presently, we are engaged primarily in the production, sale and distribution of our Alderox® line of products which are made from our patented formula relating specifically to an improved release agent for mitigating the sticking of asphalt, concrete and other similar products to various surfaces. Release agents are commonly applied to containers, mixers, truck beds and forms prior to pouring asphalt or concrete into them and act as a barrier to mitigate adhesion of the asphalt, concrete or other material to the relevant surfaces. The release agents included in our Alderox™ line of products are comprised mostly of oils, especially a 100% biodegradable and otherwise environmentally friendly oil such as soybean oils. Our Alderox® formulation may be comprised of any desired oil or combination of oils, filtered or unfiltered, with little or no water, so long as it meets the ranges of viscosity, specific gravity and other criteria determined by us to be the most effective for release agents.

Our Alderox™ line of products includes ASA-12®, ASA-10®, DCR®, KR-7®, PaverBlendTM, TSR®, and ASA Cleaners. ASA-12® and ASA-10® are an asphalt release agents and DCR® is a drag chain lubricant, each of which was developed by us in response to the need for effective, economical and environmentally-friendly products in the asphalt industry. PaverBlendTM is also an asphalt related product used to keep paving equipment free from debris. KR7® is a concrete release agent also developed by us in response to the concrete industry’s need for effective, economical and environmentally-friendly products. TSR® is an environmentally friendly product for the oil sands industry to reduce the build-up of clay, lime and mud on the undercarriages and sides of transport vehicles and equipment. Our application equipment includes the Reliant 1, Reliant 2 and Reliant 3 control spray systems. Reliant 1 was specifically designed as a robotic automated spray system to control the amount and temperature of Alderox ASA-12® and or ASA-10® sprayed onto the beds of asphalt haul trucks. The pump system draws from a tank that stores the AlderoxTM product and automatically applies a predetremined amount of product onto the truck bed. Reliant 2 is a munual hand held spray system which controls the amount of Alderox ASA-12® and or Alderox ASA-10® sprayed onto the beds of asphalt haul trucks and also draws from a storage tank. Reliant 3 was designed as a specialized spray system for drag chain lubrication for use within the asphalt production and mining industries. Drag chains are large industrial chains used in the asphalt industry to drag or transport asphalt from production to distribution containers.

On January 4, 2006, we entered into an Exclusive License Agreement with Billfighter Investments, Limited, an Anguilla limited liability company ("Billfighter"), pursuant to which we were granted the sole and exclusive, worldwide right and license to use, produce, manufacture, market, sell and distribute the Reliant I automated spray application system solely within mining and aggregate industries, including the exclusive, worldwide right to modify, at our expense, the Reliant I for application of our Alderox® line of products, including our Alderox® ASA-12® release agent to rail cars. The Reliant I is a fully automated robotic system used for the application of release agents such as our Alderox® release agent products. The license granted pursuant to this Exclusive License Agreement will continue until terminated by either party due to a breach of the other's representations, warranties or covenants as contained in the Exclusive License Agreement, or by us upon six months prior written notice to Billfighter.

As consideration for the license to the Reliant I, we have agreed to (i) issue 4,000,000 restricted shares of our common stock with piggyback registration rights pursuant to a Subscription Agreement, dated as of January 4, 2006, by and between us and Billfighter (the "Subscription Agreement"); (ii) pay Billfighter the aggregate principal sum of $180,000 accruing interest on the balance outstanding at the rate of 10% per annum pursuant to a Promissory Note, dated as of January 4, 2006; and (iii) pay cash royalties equal to 10% of the net revenues generated by us from the sale and distribution of our Alderox(TM) products for application to rail cars using the Reliant I. Any failure to repay Billfighter all amounts due under the Note when due constitutes an "Event of Default" and allows Billfighter to declare such amounts immediately due and payable without presentment, demand, protest or other notice of any kind. We believe the issuance of the restricted shares of our common stock to Billfighter pursuant to the Subscription Agreement is exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) and/or Regulation D promulgated thereunder.

(b) Business of Issuer

Principal Products and Serivces and their Markets

We are primarily engaged in the production and sale of our AlderoxTM line of products, including Alderox® ASA-12®, ASA-10® DCR®, KR-7®, PaverBlendTM, TSR® and ASA Cleaners. We manufacture, sell and service the Alderox® line of products throughout the United States, Canada, Mexico and Puerto Rico through Applied Industrial Technologies under an exclusive distributorship agreement.

Alderox® ASA-12® and ASA-10® are ready-to-use products that allows asphalt to slide easily from truck beds. Alderox® DCR® is a ready-to-use lubricant used to reduce start-up amps and eliminates power spiking while ensuring that highly-polymerized asphalt mixes do not build-up on drag chains or slats. Alderox® PaverBlend™ is a ready-to-use cleaner that ensures that paving equipment is kept clean from debris. Alderox® KR7® is a ready-to-use product that allows concrete to release easily from concrete molds and forms. Alderox® TSR® is an environmentally friendly product for the oil sands industry to reduce the build-up of clay, lime and mud on the undercarriages and sides of transport vehicles and equipment.

We have obtained government approval from Environment Canada, an environmental agency of the government of Canada, for the sale and distrbituion of Alderox® ASA-12® and KR-7® throughout Canada. Environment Canada has approved Alderox® ASA-12® and KR-7® as the Canadian standard for similar consumer products, and both our products now carry the Canadian Environmental Choice EcoLogo. We plan to apply for national standard EcoLogo status in Canada for TSR® and DCR® in the future. We are not aware of any Canadian government approvals necessary for the sale of TSR®, DCR®, or ASA Cleaners.

In the United States, we have obtained approval from the Departments of Transporation of the states of Connecticut, Alabama, Utah, Washington, Ohio and Oklahoma for the use of ASA-12® by state agencies and authorities within those states. We have obtained approval from the Departments of Transporation of the states of Alabama, Ohio and Massatusets for the use of ASA-10™ by state agencies and authorities within those states. We are not aware of any government approvals required for the sale of our Alderox® line of products in the states of California, Florida, Hawaii, New Jersey, Pennsylvania, Alaska, New Mexico, West Virginia, Arizona, Tennessee or Oregon. We have applied for approval of the sale of Alderox® ASA-12® in the states of Texas, New York, Nevada, Louisiana, Mississippi, Ohio, Maryland, Missouri, Massachusetts and Wyoming, and we currently are in the process of applying for approvals for the sale of Alderox® ASA-12® within other states as well. We are not aware of any United States federal approvals necessary prior to the sale of Alderox® KR7®, DCR®, PaverBlendTM, TSR® or ASA Cleaners.

Our management believes the advantages of the Alderox® line of products over its competitors are as follows:

• our products are 100% biodegradable;
• our products are completely non-hazardous;
• our products are easily applied;
• our products cause no negative impact to equipment or asphalt/concrete; and
• our products are use an exclusive filming technology

Marketing & Sales

Our marketing program includes the support of the exclusive distribution agreement between the Company and Applied Industrial Technologies throughout the United States, Canada, Mexico and Puerto Rico. This support includes the development of compliance data, sales materials, product demonstrations and sales leads. Compliance data is performance data we generate from on-site pilot testing, and includes a comparison of the characteristics of asphalt release from trucks prior to applying Alderox® ASA-12® and after applying Alderox® ASA-12® with other competitive products currently in use in our target markets. Within the North American market, we utilize our exclusive distributor Applied Industrial Technologies

(“Applied”). The Applied network encompasses more than 4,600 associates at more than 450 facilities in 48 U.S. states, 5 Canadian provinces, Puerto Rico and Mexico.

We entered into an exclusive Distributor Agreement with Applied on April 6, 2006. Pursuant to the Agreement, we appointed Applied the exclusive distributor of our Alderox®, ASA-12®, KR7®, DCR®, Paver Blend(TM) and TSR® products in the United States, Puerto Rico, Canada and Mexico, except for any relationships that we may have with distributors of these products existing at the time we entered into the agreement. The term of the distributorship engagement is two years from April 4, 2006, although the parties, by mutual written agreement, may renew the Agreement for additional terms. On July 1, 2006, Alderox® ASA-10® and Alderox Aerosol were added to Applied’s exclusivity.

Under the terms of the agreement, Applied has agreed to purchase certain of our products from us, freight-on-board our production facilities. Payment terms are net 30 days or net 10 days with a 2% discount.
Applied has agreed to do the following:

(i)	use its best efforts to professionally and actively promote and sell our products in its assigned territory;

(ii)	only sell our products under the trademarks for the products owned by us;

(iii)	maintain sufficient inventories of our products, at Applied's discretion, to enable Applied to effectively satisfy demand for our products in its assigned territory;

(iv)	in distributing our products in its assigned territory, comply with all provisions of applicable laws, rules and regulations;

(v)	cooperatively work with us in matters relating to the marketing, sales, forecasting, training, servicing, and corresponding with customers;

(vi)
market, through its marketing department, only the asphalt and cement product release agents, form oils, curing agents, lubricants and cleaners, which are used in the construction, paving and similar industries and which are sold under our trademarks Alderox®, ASA-12®, KR7®, DCR®, Paver Blend(TM) and TSR® in its industry marketing programs during the term;

(vii)	not sell the products through sub-distributors without our prior written consent; and

(viii)	not export our products outside its assigned territory without our prior written consent.

Pursuant to the agreement, we have agreed to (a) supply Applied with our products as requested; (b) supply Applied with sales and technical assistance regarding our products to support Applied's sales effort; and (c) supply Applied with sales and promotional materials from time to time.

The agreement can be terminated by either party upon sixty (60) days' prior written notice in the event of a breach of the agreement by the other party after allowing for a reasonable cure period, or upon ninety (90) days' prior written notice to the other party. Upon termination of the agreement, we have agreed to accept a one time stock return of salable standard merchandise without charging Applied a restocking fee and to credit Applied's account the greater of Applied's actual purchase price of the returned stock or the current price then in effect at the time of the return.

Competition

To our management’s knowledge, we compete with over sixty (60) other companies who have competing products The market in which we compete is fragemented, and no single firm dominates the market as a whole. Some of our competitors are considerably larger than us and have substantially more resources. Some of our competitors are smaller than us, have less financial resources, and operate strictly on a regional basis.

Competition in this industry focuses on price, quality, features, performance, specialization, expertise, reliability, technology, customer relationships, marketing, advertising, sales, publicity, distribution, serving particular market niches, and appealing to particular consumers. Our largest competitors in the markets we serve are Compound Technologies, Inc. and Zep Manufacturing Company.

Raw Materials

Our products are manufactured using ingredients that are 100% natural. The formulas and methods used in our Alderox® line of products have been patented in the United States. The raw materials necessary for the manufacture of the our Alderox® line of products are readily available from numerous sources and we are not dependent on any particular supplier for these items.

Dependence on a Few Customers

The domestic sales of our Alderox® line of products and equipment are not dependent on one or a few major customers but are dependent on one or a few distributors.

Intellectual Property Rights

We have been issued a patent with respect to our Alderox® Release Agent Formulas and Methods from the United States Patent and Trademark Office. (the “USPTO”), and we have a patent pending in Mexico for patent protection under the Patent Cooperation Treaty. Our patent is protected in all participating States of the World Intellectual Property Organization (the “WIPO”). We have registered six trademarks with the USPTO for the following: Alderox®, KR7® , ASA-12®, DCR® PaverBlend™ and TSR®.

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

Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violations. As a generator of non-hazardous materials, we are subject to financial exposure with regard to our properties even if we fully comply with these laws. In addition, we utilize facilities that are located in industrial areas and have lengthy operating histories. As a consequence, it is possible that historical or neighboring activities have affected properties we currently own, and that, as a result, additional environmental issues may arise in the future, the precise nature of which we cannot now predict. Any present or future noncompliance with environmental laws or future discovery of contamination could have a material adverse effect on our results of operations or financial condition.

Government Regulation

Regulations governing the sale of asphalt release agents are enacted on a state-by-state basis. Each state has its own approval process, with some being more stringent than others. This process is designed to assure that the products that are approved meet certain governmental environmental regulations specific to that state. Our customers are responsible for compliance with these regulations and we have not assumed any responsibility for compliance as a provider of products to our customers. Not all states require approval prior to the sale of our Alderox® line of products. We are not aware of any state or federal regulations that require governmental approval prior to the sale or use of concrete release agents such as Alderox® KR7®, drag chain lubricants such as Alderox® DCR® , non-stick undercoatings and coatings, such as Alderox® TSR®, cleaners such as PaverBlend™ or our other ASA Cleaners.

After Market Sales Responsibility

We warrant to our customers that our Alderox® line of products will perform to their intended purposes.

Research and Development

Our products and the technology underlying our products are in the early stages of market acceptance. Our management estimates that we have spent approximately $791,000 within the last three years on research and development efforts, which costs have been expensed, in part, as a sales expense.

Employees

We currently have eight full-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

We own no real property.

We presently lease approximately 3,540 square feet of office space located at 940 Calle Amanecer, Suite E San Clemente, CA 92673 pursuant to a written lease agreement $4,101 per month. This five-year lease agreement was entered into on June 1, 2006 and expires on May 31, 2011. In addition, we lease approximately 9,020 square feet of warehouse space located at 3752 West 2270 South, West Valley City, UT 84120 pursuant to a written lease at a monthly rental rate of $5,067. This lease is set to expire on September 1, 2007.

ITEM 3. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or a publicly reporting company. Below is a brief summary of our existing, pending and known threatened litigation as of the date of this report:

On April 15, 2005 a complaint was filed by Jamestown, L.C. against us in the matter entitled Jamestown L.C. vs. Reclamation Consulting and Applications, Inc. Case No. 050907049, filed with the Third Judicial District Court, County of Salt Lake, State of Utah. The complaint alleges unjust enrichment and seeks past due rent in the amount of $54,272.58 plus interest and attorney fees. Our management has denied that the plaintiffs are owed the amounts sought and we intend to vigorously defend this action on the basis brought by the plaintiffs. Specifically, our management contends that we were precluded from using the facilities leased to us by Jamestown, L.C. to manufacture our products due to existing violations of fire code regulations on the property, and that we were forced to leave the property by governmental authorities. Accordingly, we could not perform under the lease agreement. Based upon a stipulation of the parties in this matter, the parties have agreed to stay all proceedings pending mediation and arbitration. On September 22, 2005, this matter was arbitrated/mediated in Salt Lake City, Utah, and the parties entered into a Memorandum of Understanding. Pursuant to the Memorandum of Understanding, we have agreed to pay the plaintiff the sum of $30,000 on March 1, 2006, and $3,100 per month for 24 months commencing on April 1, 2006, subject to our option to pay the entire settlement amount at a 20% discount. As of June 30, 2006, we are in compliance with the settlement agreement.

On May 2, 2005, a complaint was filed by Pacific Business Capital Corporation against us, our President, Gordon Davies, and our Vice President, Michael Davies, in the matter entitled Pacific Business Capital vs. Reclamation Consulting and Applications, Inc., et. al., Case No. 05CC05777, filed with the Superior Court of State of California, County of Orange. The complaint alleges, among other things, a cause of action for breach of contract and seeks the return of approximately $55,000, which the plaintiffs allege they loaned us under a “partly written, partly oral” agreement, pursuant to which a total of $80,000 was loaned to us. Our management has denied that the plaintiffs are owed the amounts sought and we intend to vigorously defend this action on the basis brought by the plaintiffs. Specifically, our management denies that any such agreement for such loan ever existed, and that we never received any funds pursuant thereto, if any, from the plaintiffs. On August 2, 2005, a hearing on our Demurrer to the Complaint, filed on May 2, 2005, was held, pursuant to which the court granted our Demurrer on the grounds set forth therein, but granted plaintiffs leave to amend their Complaint. On August 29, 2005, plaintiffs again filed an amended complaint against us, Mr. Gordon Davies, and Mr. Michael Davies. On September 5, 2006, the parties reached an oral settlement agreement under which we agreed to pay PBCC a total of $21,000 over the course of 11 months. We are to pay PBCC $5,000 by September 29, 2006; $1,500 per month beginning October 1, 2006 and ending July 1, 2007; and $1,000 on August 1, 2007. In the event that the principal amount is paid in full by January 2, 2007 there will be a $2,000 discount to the payoff amount. There is a 10-day grace period for each scheduled payment and there is a deed as security on property owned by our CEO, Mr. Michael Davies. No interest is due under the settlement agreement if we comply with the terms thereof. In the event that we are in default of the settlement agreement, a 10% simple interest per annum will be added, and the entire amount shall immediately become due upon our default. An Order to Show Cause hearing regarding dismissal is currently scheduled for December 17, 2007. As of the date of filing of this Annual Report, we have paid PBCC $6,500.

On September 25, 2006, a Complaint was filed by AID Equipment, LLC. against us in a matter entitled AID Equipment vs. Reclamation Consulting And Application, Inc., Case No: 060700802, filed in the Seventh Judicial District Court In And For Carbon County, State Of Utah. The complaint alleges that we engaged the services of AID Equipment to supply and fabricate equipment for a project for us and that our president endorsed a credit application in return for the services to be performed valued at $20,342.56. Plaintiffs are requesting damages in the amount of $17,286.49 and for attorneys’ fees, cost of court and expenses of litigation. Our management denies that the plaintiffs are owed the amounts sought, and we intend to vigorously defend this action on the basis brought by the plaintiffs. Specifically, our management denies that any such credit application existed and that our Company issued a purchase order for such services. The Company is currently in the process of filing an answer to the complaint due 30 days from September 25, 2006.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY SHAREHOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended June 30, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades over-the-counter on the electronic Bulletin Board under the trading symbol "RCAA.” The closing sales price of our common stock on June 30, 2006, was $0.23 per share.

The following table indicates quarterly high and low price per share for our common stock during the fiscal years ended June 30, 2006 and 2005. These prices represent quotations among dealers without adjustments for retail mark-ups, markdowns or commissions, and may not represent actual transactions. The market for our shares has been sporadic and at times very limited.

Period	High Bid	Low Bid	High Ask	Low Ask

4th Quarter ended June 30, 2006	$0.38	$0.06	$0.40	$0.07
3rd Quarter ended March 31, 2006	0.16	0.05	0.18	0.06
2nd Quarter ended December 31, 2005	0.11	0.06	0.13	0.07
1st Quarter ended September 28, 2005	0.19	0.10	0.22	0.12
4th Quarter ended June 30, 2005	0.32	0.19	0.35	0.21
3rd Quarter ended March 31, 2005	0.38	0.21	0.39	0.22
2nd Quarter ended December 31, 2004	0.38	0.18	0.40	0.23
1st Quarter ended September 28, 2004	0.45	0.31	0.49	0.35

Number of Shareholders

At June 30, 2006, we had approximately 730 stockholders of record of our common stock. At September 12, 2006, we had approximately 736 stockholders of record of our common stock. These figures do not include beneficial owners of common stock held in nominee or street name, as we cannot accurately estimate the number of these beneficial owners.

Dividend Policy

We did not declare or pay any dividends during our fiscal year ended June 30, 2006 and 2005. The payment of dividends on our common stock, if any, is dependent upon the amounts of our future after-tax earnings, if any, and is subject to the discretion of our Board of Directors. Our Board of Directors is not legally obligated to declare dividends, even if we are profitable.

Penny Stock

Our common stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock rule.” Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) (1) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines

“penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our Common Stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. “Accredited investors” are persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our Common Stock and may affect the ability of our shareholders to sell their shares.

Securities Authorized For Issuance Under Equity Compensation Plans

We do not have any securities authorized for issuance under any equity compensation plans.

Recent Sales of Unregistered Securities

During the twelve months ended June 30, 2006, we issued and/or sold the securities set forth below without registration under the Securities Act of 1933.

No underwriters were involved in these transactions. Selling prices for the shares may have been discounted from then prevailing market prices to reflect the restricted status of the shares or the urgency of our need for capital. When shares were issued for property or services, in each instance the valuation of the property or services was based on the board of director’s determination of the value received for the shares, unless otherwise specified below.

In the case of sales of our securities, such securities were sold by our officers without the use of an underwriter. In effecting the sales, we relied on the exemption authority provided by Section 4(2) of the Securities Act of 1933, as amended, relating to sales not involving any public offering, and Regulation S, relating to securities sold in bona fide offshore transactions. We believe that all such sales were made by our executive officers in private, negotiated transactions without any advertising, public announcements or general solicitation. The purchasers of the shares represented themselves in writing to be, and we believe them to be, members of one or more of the following classes of purchaser:

a.	Officers, directors, promoters or control persons of the issuer;
b.	Accredited investors, as defined in Rule 501 under Regulation D of the Securities Act; or
c.	Individuals who:
(i)	Are knowledgeable and sophisticated in investment matters;
(ii)	Are able to assess the risks of an investment such as in our securities;
(iii)	Are financially able to bear the risk of a loss of their entire investment; and
(iv)	Have access to pertinent information regarding the issuer and its operations.

The shares are subject to the resale provisions of Rule 144 under the Securities Act of 1933, as amended, and may not be sold or transferred without registration except in accordance with that rule. Certificates representing the securities bear a legend to that effect.

Issuance of Common Stock

During the year ended June 30, 2006, we issued 7,896,897 shares of common stock for conversions of notes and interest amounting to $842,262; 7,611,150 shares of common stock for the acquisition of an intangible asset valued at $500,000; 662,500 shares of common stock for services rendered amounting to $35,000; and 3,274,998 shares of common stock for the cashless exercise of warrants amounting to $852,799.

 Issuance of Stock Options and Warrants

During the year ended June 30, 2006, we granted 6,288,444 fully vested options to various consultants for services rendered which were accounted for using the fair value of the options granted based on the Black-Scholes option-pricing model. We recorded $347,031 as consulting expense during the year ended June 30, 2006.

In addition, we have issued 2,250,000 warrants to a consultant in fiscal 2005, which vested at the rate of 750,000 in each of the first three quarters of 2006. We recorded $409,500 as consulting expense for the year ended June 30, 2006.

Purchases of Equity Securities

We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities in the fourth quarter of our fiscal year ended June 30, 2006. We did not repurchase any of our securities in the fourth quarter of our fiscal year ended June 30, 2006, and accordingly, we have eliminated such table.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS

The following presentation of Management’s Discussion and Analysis has been prepared by internal management and should be read in conjunction with the financial statements and notes thereto included in Item 7 of this Annual Report on Form 10-KSB. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements about reliance on forward-looking statements made earlier in this document should be given serious consideration with respect to all forward-looking statements wherever they appear in this report, notwithstanding that the “safe harbor” protections available to some publicly reporting companies under applicable federal securities law do not apply to us as an issuer of penny stocks. Our actual results could differ materially from those discussed here.

Results of Operations for the Twelve Months Ending June 30, 2006 and June 30, 2005.

For the Twelve Months Ending
	30-Jun-06		30-Jun-05		Change	Change

Net Revenues	$96,122	100.00%	$242,965	100.00%	(146,843)	-60.44%
Cost of Revenues	150,670	156.75%	192,937	79.41%	(42,267)	-21.91%

Gross Profit (Loss)	(54,548)	-56.75%	50,028	20.59%	(104,576)	-209.03%
Operating Expenses	3,229,011	3359.28%	2,210,588	909.84%	1,018,423	46.07%

Loss from Operations	(3,283,559)	-3416.03%	(2,160,560)	-889.25%	(1,122,999)	51.98%

Other Income (Expense)
Interest Income	0	0.00%	60,491	24.90%	(60,491)	-100.00%
Loss on uncollectible notes receivable	(10,608)	-11.04%	(1,080,320)	-444.64%	1,069,712	99.02%
Interest Expense	(1,280,668)	-1332.34%	(486,795)	-200.36%	(793,873)	163.08%
Legal Settlement	(21,000)	-21.85%	(34,625)	-14.25%	(13,625)	39.35%
Loss on Collateralized Shares	(110,000)	-114.44%	0		(110,000)
Change-Value of Derivative Liability	(2,508,656)	-2609.87%	0		(2,508,656)
Total Other Expense	(3,930,932)	-4089.52%	(1,541,249)	-634.35%	(2,389,683)	155.05%

Loss before provision for income tax	(7,214,491)	-7505.56%	(3,701,809)	-1523.60%	(3,512,682)	94.89%
Provision for Income Taxes	800	0.83%	800	0.33%	0	0.00%

Net Loss	(7,215,291)	-7506.39%	(3,702,609)	-1523.93%	(3,512,682)	94.87%

 Net Revenues

Net Revenues for the twelve months ended June 30, 2006 decreased to $96,122 from $242,965 for the twelve months ended June 30, 2005. The decrease in net sales of $146,843, or approximately 61%, over the 2005 period is due primarily to the reorganization of our sales representative infrastructure.

Cost of Revenues

Cost of Revenues for the twelve months ended June 30, 2006 decreased to $150,670 from $192,937 for the twelve months ended June 30, 2005. The overall decrease in Cost of Revenues of $42,267, or approximately 22%, over the 2005 period is directly attributable to the reorganization of our sales representative infrastructure

Gross Profits/Loss

Overall gross profit/ loss for the twelve months ended June 30, 2006 is a loss of $54,548 compared to a gross profit of $50,028 for the twelve months ended June 30, 2005. The overall decrease in gross profits of $104,576 or approximately 209% over the 2005 period is directly attributable to research and development and costs attributed to fixed expenses. Purchases of equipment for the development of spray application system caused the increase in COS for the year ended June 30, 2006 to $42,100 or 1.793% as compared to $2.224 for the year ended June 30, 2005.

Operating Expenses

Total operating expenses for the twelve months ended June 30, 2006 increased to $3,229,011 from $2,210,588 for the twelve months ended June 30, 2005. The overall increase in operating expenses of $1,018,423 or approximately 46%, over the 2005 period is covered below in our discussions of Selling, General and Administrative Expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the twelve months ended June 30, 2006 increased to $3,229,011 from $2,210,588 for the twelve months ended June 30, 2005. The overall increase in operating expenses of $1,018,423 or approximately 46%, over the 2005 period is due primarily to costs associated with financing activities, including, without limitation, fees for professional and consulting services and loss through conversion of notes at discounted prices.

Operating Losses

Total operating losses for the twelve months ended June 30, 2006 increased to $3,283,559 from $2,160,560 for the twelve months ended June 30, 2005. The overall increase in operating losses of $1,122,999, or approximately 52% over the period is due primarily to costs associated with financing activities, including, without limitation, fees for professional and consulting services and loss through conversion of notes at discounted prices.

Other Income and Expenses

Other expenses for the twelve months ended June 30, 2006 increased to $3,930,932 from $1,541,249 from for the twelve months ended June 30, 2005. The overall increase in our other expenses of $2,389,638, or approximately 155% over the 2005 period is covered below in our discussions of Interest Income, Interest Expense, Legal Settlement, Loss of Collateralized Shares, and Change-Value of Derivative Liability,.

Interest Income

We had no interest income for the twelve months ended June 30, 2006 compared to $60,491 for the twelve months ended June 30, 2005. The overall decrease in our interest income of $60,491 or approximately 100% over the 2005 period is due primarily to the termination of the revolving loan agreement between the Company and North American Systems, Inc.

Loss on Uncollectible Notes Receivable

For the twelve months ended June 30, 2006, we recorded a loss on uncollectible notes receivable of $10,608, compared to $1,080,320 for the year ended June 20, 2005. The significant loss on uncollectible notes receivable recognized for the year ended June 30, 2005 was due to the insolvency of North America Systems, Inc.

Interest Expense

Interest Expense for the twelve months ended June 30, 2006 increased to $1,280,668 from $486,795 for the twelve months ended June 30, 2005. The overall increase in our Interest Expense of $793,873 or approximately 163% over the 2005 period is due primarily to the amortization of debt discount associated with financing activities.

Legal Settlement

Legal Settlement for the twelve months ended June 30, 2006 decreased to $21,000 from $34,625 for the twelve months ended June 30, 2005. This decrease represents the settlement with Pacific Business Capital Corporation.

Loss on Collateralized Shares

For the twelve months ended June 30, 2006, we recorded a loss of collateralized shares of $110,000, and for the twelve months ended June 30, 2005, we did not record a loss of collateralized shares. Our loss from collateralized shares for the twelve months ended June 30, 2006 is due to the breach of a financing agreement whereas securities were used as collateral and transferred to a third party without authorization by the Company.

Change-Value of Derivative Liability

For the twelve months ended June 30, 2006, we recorded a change-value of derivative liability of $2,508,656 and for the twelve months ended June 30, 2005, we did not record a recorded change-value of derivative liability. Our change of value of derivative liability is mostly due to additional convertible debt issued during the 2006 fiscal year with warrants attached.

Net Loss

Net Loss for the twelve months ended June 30, 2006 increased to $7,215,291 from $3,702,609 for the twelve months ended June 30, 2005. This increase in Net Loss of $3,512,682 or approximately 95% over the 2005 period is due primarily to financing activities and the reorganization of our sales representative infrastructure.

Liquidity and Capital Resources

	June 30,	June 30,
	2006	2005
Net cash provided by (used in) operating activities	$(2,570,546)	$(1,510,848)
Net cash provided by (used in) investing activities	(8,130)	(306,659)
Net cash provided by (used in) financing activities	2,578,676	1,816,464

General

For the twelve months ended June 30, 2006, we had negative cash flows resulting from $2,570,546 of cash used in our operating activities, $8,130 of cash used in our investing activities, and $2,578,676 of cash provided by our financing activities. Accordingly, for the twelve months ended June 30, 2006, our funds from operations were insufficient to cover our daily operations as further explained below.

Cash Flows from Operating Activities

Net cash used in our operating activities of $2,570,546 for the twelve months ended June 30, 2006 was primarily attributable to a net loss of $7,215,291, adjustments to reconcile net loss to net cash used in our operating activities in the amount of $4,644,745, principally loss on change in fair value of derivative and warrant liabilities of $2,508,656, issuance of stock options and warrants for services rendered of $756,531, issuance of shares for services rendered of $67,400, amortization of discount on notes payable of $914,638, deprecation of $53,820,net increase in current assets of $41,387, increase in accounts payable and accrued expenses of $181,705, and no customer deposits.

Cash Flows from Investing Activities

Net cash used in our investing activities of $8,130 for the twelve months ended June 30, 2006 was cash used in acquisition of property and equipment in the amount of $8,130.

Cash Flows from Financing Activities

Net cash provided by our financing activities of $2,578,676 for the twelve months ended June 30, 2006 was proceeds on notes payable of $3,744,379 and payments on notes payable of $1,165,703.

Internal Sources of Liquidity

For the twelve months ended June 30, 2006, the revenues generated from our operations were insufficient to fund our daily operations. Gross loss for fiscal year 2006 was $54,548, which was insufficient to meet our operating expenses of $3,229,011 for the same period. There is no assurance that funds from our future operations will meet the requirements of our daily operations in the future. In the event that funds from our operations will be insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

External Sources of Liquidity

We actively pursue all potential financing options as we look to secure additional funds to both stabilize and grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits. There can be no assurance that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of such financing will be favorable to us or our existing stockholders. As a result, our independent registered public accounting firm has issued a “going concern” modification on its report dated October 13, 2006.

At June 30, 2006, we have debt owing to related parties aggregating $1,559,846 as summarized in Note 7 to the financial statements.

At June 30, 2006, we have debt owing to non-related parties (net of unamortized discount) aggregating $646,099 as summarized in Note 8 to the financial statements.

ITEM 7.  FINANCIAL STATEMENTS

Our financial statements are included beginning immediately following the signature page to this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, June 30, 2006. This evaluation was carried out under the supervision and with the participation of our President, Mr. Gordon W. Davies, and our Chief Financial Officer, Mr. Michael C. Davies (collectively, the “Certifying Officers”). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, June 30, 2006, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Internal Control Over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended June 30, 2006. Based upon this evaluation, we have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9. DIRECTORS AND OFFICERS OF THE REGISTRANT

Our executive officers and directors, and their respective ages as of September 26, 2006, are as follows:

NAME	AGE	POSITION	SINCE

Gordon W. Davies	38	President and Director	December 1997

Michael C. Davies	37	Chief Executive Officer, Chief Financial Officer, Vice President and Director	December 1997

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

Michael C. Davies currently serves as our Director, Vice President and Chief Financial Officer, positions he has held since December 1997. On April 10, 2006, Michael C. Davies assumed the position of Chief Executive Officer of our company. From 1988 to 1991 Mr. Davies served as the Owner/Manager of Fuel Oil Polishing Company, a company located in Vancouver, British Columbia, Canada, and primarily involved in the sales, marketing and project management of fuel oils polishing within the Province of British Columbia. Subsequently, from 1991 to 1993, he served as an Accounts Executive with Innovative Environmental Services, Ltd., a company primarily involved in the sales and marketing of wastewater treatment equipment in Vancouver, British Columbia, Canada. From 1993 to 1994 he served as the Marketing Manager for

Transenviro, Inc., an international supplier of wastewater treatment equipment and process design engineering located in Irvine, California. From 1994 to 1996, Mr. Davies served as the Marketing Manager for Babcock King-Wilkinson, LP, a wastewater treatment business located in Irvine, California.

From 1996 to 2000, Mr. Davies also served as the Vice President and Director for Aquadynamic Technologies, Inc., and its wholly owned subsidiary, Aquatek, Inc. Aquadynamic Technologies, Inc. is an engineering design business and supplier of computer-automated process and motor control systems for water and wastewater treatment systems.

From 1996 to 1998 Mr. Davies also served as the Vice President of Sales and as a Director for Wil-Flow, Inc., the sole supplier of a patented Rapid Gravity Dewatering (“RGD”) wastewater sludge dewatering system.

Term of Office

Our directors are elected for a one-year term to hold office until the next annual general meeting of our shareholders, or until removed from office in accordance with our bylaws and applicable law. Our officers are appointed by our Board of Directors and hold office until removed by the Board.

Family Relationships

Mr. Gordon W. Davies, our President and Director, is the brother of Michael C. Davies, our Chief Executive Officer, Chief Financial Officer, Vice President and Director.

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

As of June 30, 2006, and as of the date of filing of this report, we have not created any standing committees of the Board of Directors, including an audit committee. Accordingly, our entire Board of Directors serves as our audit committee. We also disclose that our Board has determined that we have not, and we do not, possess on our Board of Directors anyone who qualifies as an audit committee financial expert and, unless and until one is identified and agrees to serve, we will continue to rely on outside professional consultants who advise us with respect to audit matters.

Changes to Procedures Regarding Nomination of Directors to the Board of Directors

During our fiscal year ended June 30, 2006, there were no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon review of the copies of such reports furnished to us during, and with respect to, the fiscal year ended June 30, 2006 or any written representations we received from a director, officer, or beneficial owner of more than 10% of our common stock that no other reports were required during that period, we believe that, for the fiscal year ended June 30, 2006, all Section 16(a) filing requirements applicable to our reporting persons were met.

Code of Ethics

We have adopted a Code of Ethics applicable to our principal executive officers, principal financial officers, principal accounting officers or controllers, or persons performing similar functions. Our Code of Ethics has been filed as an Exhibit to our Annual Report on Form 10KSB for the fiscal year 2006 and is available upon request by writing to our Company at the address set forth on the first page of this Annual Report.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Directors

Directors were not compensated for any services they provided as directors on the Company’s board of directors for the fiscal year ended June 30, 2006.

Compensation of Executives

The following table reflects compensation paid or accrued during the indicated fiscal years (ending on June 30th of the indicated year) with respect to compensation paid or accrued by us to or on behalf of our executive officers.

					Long Term Compensation
	Annual Compensation
					Awards		Payouts
				Other	Restricted	Securities
				Annual	Stock	Underlying	LTP	All Other
		Salary	Bonus	Compensation	Awards	Options	Payouts	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)
Mr. Gordon W. Davies (1)	2006	135,200	—	—	—	2,000,000	—	—
President and Director	2005	135,200	—	—	—	1,000,000	—	—
	2004	135,200	—	—	—	—	—	—

Mr. Michael C. Davies	2006	135,200	—	—	—	2,000,000	—	—
Chief Executive Officer, Vice President, Chief	2005	135,200	—	—	—	1,000,000	—	—
Financial Officer and Director	2004	135,200	—	—	—	—	—	—

Employment Agreements

On January 6, 2005, we entered into employment agreements with Mr. Gordon Davies to serve as our President and with Mr. Michael Davies to serve as our Executive Vice President and Chief Financial Officer, each for a term of five years and at a compensation rate of $135,200 per annum for the first year of employment, and increasing by 20% on each anniversary date of their respective employment agreements, provided we achieve a minimum net profit of $250,000 in that particular fiscal year. In addition, the employment agreements provide for bonuses on a sliding scale based on us achieving certain levels of net profits in each fiscal year. Pursuant to the employment agreements, we have agreed to pay each of these executive officers a bonus equal to 10% of their base salary in any fiscal year in which our net profit equals or exceed $250,000. This percentage increases on a sliding scale as net profits in any fiscal year over the five year contract term increase above $500,000, with a bonus equal to 100% of base salary if we realize a net profit of $2,500,000 or more in any fiscal year. In addition, the employment agreements grant Mr. Gordon Davies and Mr. Michael Davies options to purchase 2,500,000 shares of our restricted common stock, 1,500,000 of which were carried over from our previous employment agreement with Mr. Gordon Davies and Mr. Michael Davies. These options vested according to the following schedule: 500,000 options vested on January 15, 2002 at an exercise price of $0.40 per share, 500,000 options vested on January 15, 2003 at an exercise price of $0.40 per share, 500,000 options vested on January 15, 2004 at an exercise price of $0.40 per share, and on January 15, 2005, 1,000,000 options vested at an exercise price of $0.25 per share. On June 15, 2006 additional option were granted to Mr. Gordon Davies and Mr. Michael Davies each to purchase 2,000,000 restricted common stock at an exercise price of $0.15 per share. Each of the employment agreements contain certain protective and other provisions, including a death or disability benefit of three (3) months’ pay plus three (3) months’ benefits. Copies of each of these employment agreements are attached hereto as Exhibits and by this reference incorporated herein.

Option Grants In The Last Fiscal Year

The following table provides information concerning individual grants of stock options during fiscal 2006 to our President, Mr. Gordon W. Davies and our Chief Executive Officer, Chief Financial Officer and Vice President Mr. Michael C. Davies (collectively, the “Named Executive Officers”). The exercise prices in each case equal the last reported sales price per share of our common stock as reported by the Over-the-Counter Bulletin Board on the date of grant. The percentage of total options granted to our employees in the last fiscal year is based on options to purchase an aggregate of 5,200,000 shares of common stock granted to all of our employees in fiscal 2006:

	NUMBER OF SHARES OF	PERCENT OF TOTAL
	COMMON STOCK	OPTIONS GRANTED	EXERCISE
	UNDERLYING OPTIONS	TO EMPLOYEES IN	PRICE	EXPIRATION
NAME	GRANTED (#)	LAST FISCAL YEAR	($/SH)	DATE

Gordon W. Davies	2,000,000	38%	$0.15	06/15/2011

Michael C. Davies	2,000,000	38%	$0.15	06/15/2011

Fiscal Year End Option Values

No options were exercised to any of the Named Executive Officers during the 2005 fiscal year.

The following table sets forth the number of shares of our common stock subject to exercisable and unexercisable stock options that the Named Executive Officers held at June 30, 2006:

	NUMBER OF SECURITIES UNDERLYING		VALUE OF UNEXERCISED IN-THE-MONEY
	UNEXERCISED OPTIONS AT FISCAL YEAR END		OPTIONS AT FISCAL YEAR END
NAME	EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE

Gordon W. Davies	4,500,000	0	$160,000	0

Michael C. Davies	4,500,000	0	$160,000	0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized For Issuance Under Equity Compensation Plans

The following table discloses, in tabular format, information regarding our equity securities authorized for issuance pursuant to any compensation plans as of the end of our fiscal year ended June 30, 2006.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	28,803,750	$0.28	0
Total	28,803,750	$0.28	0

The following table sets forth certain information regarding the beneficial ownership of our common stock (including common stock acquirable within 60 days pursuant to options, warrants, conversion privileges or other rights) as of October 13, 2006 (i) by each of the our directors and executive officers, (ii) all executive officers and directors as a group, and (iii) all persons known by us to own beneficially more than 5% of our common stock. All persons listed have sole voting and investment power over the indicated shares unless otherwise indicated.

	BENEFICIAL OWNERSHIP
BENEFICIAL OWNER (1)	NUMBER OF SHARES (2)	PERCENT OF TOTAL (2)

Mr. Michael C. Davies	4,764,400 (3)	9.7%
940 Calle Amanecer
Suite E
San Clemente, California 92673
Mr. Gordon W. Davies	4,990,400 (3)	10.0%
940 Calle Amanecer
Suite E
San Clemente, California 92673
Mr. Kurt Baum	2,791,743	5.6%
680 S. Avon Avenue
Azusa, California 91702
Randy Ricker 6030 N. Street Omaha, NE 68117	4,657,250	9.5%
All Officers and Directors as a Group (2 persons)	9,754,800 (4)	19.7%

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of October 13, 2006 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Based upon 49,066,358 shares issued and outstanding on July 20, 2006.
(3)	Includes 4,500,000 shares issuable upon currently exercisable stock options.
(4)	Includes 9,000,000 shares issuable upon currently exercisable stock options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationships

Mr. Gordon Davies, our President and Director, and Mr. Michael Davies, our Chief Executive Officer and Director, are brothers, and currently jointly serve as the sole Directors of our Company. Collectively, they own approximately 19.7% of our total outstanding common stock, on a fully diluted basis, as of the date of this Report

Related Party Transactions

At June 30, 2006, we have debt owing to related parties aggregating $1,559,846 as follows:

o
We have unsecured convertible notes payable to some of our shareholders, bearing interest at 10% per annum, convertible into shares of our common stock at $0.25 per share and due upon demand. At June 30, 2006, the aggregate principal and interest due and owing under these notes was $26,000.

We have an unsecured convertible note payable to a shareholder, bearing interest at 15% per annum, convertible into shares of our common stock at $0.75 per share and due on June 30, 2006. Pursuant to the terms of the note, we are required to make monthly payments in the aggregate amount of $1,833. At June 30, 2006, the aggregate principal and interest due and owing under these notes was $3,167. Under the terms of the note, we are currently in default of the note. In the event that the note holder institute legal proceeding to collect this note and prevails, we will have to pay the note holder his costs incurred in connection with documentation of the loan; costs of collection, including attorneys’ fees paid or incurred in connection with the collection of the note; and costs of suit, including reasonable attorneys’ fees.

o	We have an unsecured note payable to a shareholder, bearing interest at 15% per annum and due upon demand. At June 30, 2006, the aggregate principal due and owing under these notes was $13,140.

o
We have unsecured notes payable to some of our shareholders, bearing interest at 10% per annum and due upon demand. At June 30, 2006, the aggregate principal due and owing under these notes was $1,477,539.

o
We have unsecured notes payable to some of our shareholders, bearing interest per annum at the credit card rate and due on August 27, 2006. At June 30, 2006, the aggregate principal due and owing under these notes was $25,000.

o
We have an unsecured payable to a shareholder, bearing interest at a rate of 15% per annum. At June 30, 2006, the aggregate principal due was $15,000. Under the terms of the note, we are currently in default of the note. In the event that the note holder institute legal proceeding to collect this note and prevails, we will have to pay the note holder his costs incurred in connection with documentation of the loan; costs of collection, including attorneys’ fees paid or incurred in connection with the collection of the note; and costs of suit, including reasonable attorneys’ fees.

 Total interest expense recorded on related-party notes payable for fiscal 2006 was $85,866.

ITEM 13.   EXHIBITS.

The exhibit index immediately following the signature page of this Report is hereby incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Effective June 30, 2006 and 2005, we appointed Corbin & Company, Inc. to serve as our independent auditors for the fiscal year ended June 30, 2006 and 2005, respectively. Our Board of Directors pre-approves all services performed by our principal auditors.

During fiscal years 2006 and 2005, accrued fees owed by us to Corbin & Company, Inc. and/or Kabani & Company, Inc., as applicable, are as follows:

Audit Fees

2006	2005
95,000	43,000

Audit Related Fees

2006	2005
5,000	4,000

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

Tax Fees

2006	2005
0	0

Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees

2006	2005
0	0

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECLAMATION CONSULTING AND APPLICATIONS, INC.

By:  /s/Gordon W. Davies

Gordon W. Davies
President and Director
Date: October 13, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/Michael C. Davies

Michael C. Davies
Chief Executive Officer, Chief Financial Officer and Director
Date: October 13, 2006

RECLAMATION CONSULTING AND APPLICATIONS, INC.

FINANCIAL STATEMENTS

For The Years Ended June 30, 2006 and 2005

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

RECLAMATION CONSULTING AND APPLICATIONS, INC.

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Reclamation Consulting and Applications, Inc.

We have audited the accompanying balance sheet of Reclamation Consulting and Applications, Inc. (the “Company”) as of June 30, 2006 and the related statements of operations, stockholders’ deficit and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reclamation Consulting and Applications, Inc. as of June 30, 2006 and the results of its operations and its cash flows for each of the years in the two year period then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and has yet to establish profitable operations. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/CORBIN & COMPANY, LLP
Irvine, California
October 13, 2006

RECLAMATION CONSULTING AND APPLICATIONS, INC.
BALANCE SHEET
JUNE 30, 2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$-
Accounts receivable	17,108
Inventories	64,520
Other prepaid expenses and current assets	23,954

Total current assets	105,582

Property and equipment, net	45,210
License Agreement, net	475,000
Deferred financing costs, net	27,500
Deposits	25,658

$678,950

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and bank overdraft	$247,169
Accrued professional fees	117,125
Payroll taxes payable	161,842
Accrued interest payable	139,430
Other accrued expenses	154,414
Current portion of accrued judgment payables	58,200
Notes payable - related parties	1,559,846
Current portion of notes payable	293,350

Total current liabilities	2,731,376

Accrued judgment payable, net of current portion	27,600
Notes payable, net of current portion and debt discount	352,749
Derivative liabilities	4,539,772

Total liabilities	7,651,497

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $0.01 par value;
150,000,000 shares authorized, 49,066,358
shares issued and outstanding	490,664
Committed shares	32,400
Additional paid-in capital	14,549,807
Treasury stock (1,500,000 shares), at cost	(15,000)
Accumulated deficit	(22,030,418)

Total stockholders' deficit	(6,972,547)

$678,950

See report of independent registered public accounting firm and accompanying notes to the financial statements.

RECLAMATION CONSULTING AND APPLICATIONS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

	2006	2005

Net revenue	$96,122	$242,965

Cost of revenue	150,670	192,937

Gross profit (Loss)	(54,548)	50,028

Selling, general and administrative expenses	3,229,011	2,210,588

Loss from operations	(3,283,559)	(2,160,560)

Other income (expense):
Interest income	-	60,491
Loss on uncollectible notes receivable	(10,607)	(1,080,320)
Interest expense	(1,280,668)	(486,795)
Legal settlement	(21,000)	(34,625)
Change in fair value of derivative liabilities	(2,508,656)	-
Loss on collateralized shares	(110,000)	-
	(3,930,931)	(1,541,249)

Loss before provision for income taxes	(7,214,491)	(3,701,809)

Provision for income taxes	800	800

Net loss	$(7,215,291)	$(3,702,609)

Net loss per share - basic and diluted	$(0.19)	$(0.13)

Weighted-average common shares outstanding - basic and diluted	37,069,761	27,491,556

See report of independent registered public accounting firm and accompanying notes to the financial statements.

RECLAMATION CONSULTING AND APPLICATIONS, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

	Common Stock		Additional				Total
	Number of		Paid-in	Treasury	Shares to	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Be Issued	Deficit	Deficit

Balance at July 1, 2004	25,492,620	254,926	10,895,296	(15,000)	5,000	(11,112,519)	27,703

Issuance of common shares for cash	1,922,943	19,229	452,027		5,000		476,256

Issuance of shares for services rendered	1,672,750	16,728	391,390		(5,000)		403,118

Conversion of notes payable	732,500	7,325	139,175				146,500

Conversion of interest payable	25,000	250	4,650				4,900

Cancellation of common shares for legal settlement	(225,000)	(2,250)	(67,525)				(69,775)

Issuance of stock options for services rendered			495,530				495,530

Common shares to be issued for conversion of note payable (100,000 shares)					20,000		20,000

Beneficial conversion feauture of convertible debt			100,000				100,000

Stock warrants reclassified as derivative liabilities			(678,546)				(678,546)

Net loss						(3,702,609)	(3,702,609)

Balance at June 30, 2005	29,620,813	$296,208	$11,731,997	$(15,000)	$25,000	$(14,815,128)	$(2,776,923)

Cancellation of shares to be issued					(25,000)		(25,000)

Issuance of shares for services rendered	662,500	6,625	28,375				35,000

Common shares to be issued for services rendered					32,400		32,400

Conversion of notes payable and accrued interest	7,896,897	78,969	763,293				842,262

Beneficial conversion feauture of convertible debt			687,889				687,889

Issuance of shares for intagible asset	7,611,150	76,112	424,396				500,508

Cashless exercise of warrants	3,274,998	32,750	(32,750)				-

Relcass of derivative liabity to APIC for warrants exercised			946,607				946,607

Net loss						(7,215,291)	(7,215,291)

Balance at June 30, 2006	49,066,358	$490,664	$14,549,807	$(15,000)	$32,400	$(22,030,419)	$(6,972,548)

See report of independent registered public accounting firm and accompanying notes to the financial statements.

RECLAMATION CONSULTING AND APPLICATIONS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,215,291)	$(3,702,609)
Adjustments to reconcile net loss to net cash used in
operating activities:
Change in fair value of derivative and warrant liabilities	2,508,656	-
Loss on uncollectible notes receivable	10,608	1,080,320
Loss on collateralized shares	110,000	-
Issuance of stock options for services rendered	756,531	495,530
Issuance of shares for services rendered	67,400	403,118
Fair value of derivative liabilities recorded to interest expense	-	330,535
Cancellation of common shares for legal settlement	-	(69,775)
Amortization of discount on notes payable	914,638	62,500
Depreciation	53,820	8,201
(Increase) decrease in current assets:
Accounts receivable	3,499	(31,215)
Inventories	(18,828)	(45,692)
Prepaid expenses and other assets	56,716	(89,375)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	181,705	55,156
Customer deposits	-	(7,542)

Total adjustments	4,644,745	2,191,761

Net cash used in operating activities	(2,570,546)	(1,510,848)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on notes receivable	-	(301,902)
Acquisition of property and equipment	(8,130)	(4,757)

Net cash used in investing activities	(8,130)	(306,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on notes payable and convertible debentures	3,744,379	1,875,466
Payment of deferred financing costs	(1,165,703)	(40,000)
Payments on notes payable and convertible debentures	-	(495,258)
Issuance of common shares for cash	-	476,256

Net cash provided by financing activities	2,578,676	1,816,464

Net (decrease) increase in cash and cash equivalents	-	(1,043)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	-	1,043

CASH AND CASH EQUIVALENTS, END OF YEAR	$-	$-

Continued

RECLAMATION CONSULTING AND APPLICATIONS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
(Continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
	2006	2005

Cash paid for: Interest	$270,140	$62,755

Income taxes	$-	$-

Non-cash investing and financing activities:

Conversion of notes payable and accrued interest to common stock	$842,262	$171,400

Beneficial conversion feature of convertible debt	$-	$100,000

Debt discount on convertible debt	$1,200,000	$700,000

Issuance of notes payable for cancellation of share to be issued	25,000	-

Stock warrants reclassified as derivative liabilities	$-	$678,546

Issuance of shares and note payable in exchange for a license	500,000	-

Acquisition of fixed assets through reduction of accounts receivable	$-	$44,902

Cashless conversion of warrants and related derivative liability	$946,607	$-

Conversion of BCF to additional paid in capital for paydowns of convertible notes	$687,889	$-

See report of independent registered public accounting firm and accompanying notes to the financial statements.

RECLAMATION CONSULTING AND APPLICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

For The Years Ended June 30, 2006 and 2005

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization

Reclamation Consulting and Applications, Inc. (the “Company”) is a Colorado corporation, originally formed in 1976. The Company’s primary business is the production and sale of their Alderox® line of products and applicator systems. The Alderox® line of products is a line of release agent that was developed by the Company in response to industries need for an effective, economical and environmentally friendly product that eliminated or reduced the build up of materials on equipment. The Company’s customers are located throughout the United States.

Basis of Presentation

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred cumulative losses of $22,030,418, including net losses of $7,215,291 and $3,702,609 for the years ended June 30, 2006 and 2005, respectively.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon future sustainable profitable operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing, increase its customer base and manage its costs. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTES TO FINANCIAL STATEMENTS

For The Years Ended June 30, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Cash Equivalents

For purposes of the statements of cash flows, the Company considers cash equivalents to include highly liquid investments with original maturities of three months or less.

Accounts Receivable

The Company performs periodic evaluations of its customers and maintains allowances for potential credit losses as deemed necessary. The Company generally does not require collateral to secure its accounts receivable. The Company estimates credit losses and returns based on management’s evaluation of historical experience and current industry trends. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

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

NOTES TO FINANCIAL STATEMENTS

For The Years Ended June 30, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of June 30, 2006, the Company does not believe there has been any impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

Convertible Debentures

In certain instances, the convertible feature of the Company’s notes payable provides for a rate of conversion that is below market value (see Notes 7 and 8). This feature is characterized as a beneficial conversion feature ("BCF"), which is recorded by the Company pursuant to Emerging Issues Task Forces ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments."

The Company's convertible debt is recorded net of the debt discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt on a straight-line basis, which approximates the effective interest method. For the years ended June 30, 2006 and 2005, the Company recorded $37,500 and $62,500, respectively, of amortization related to the BCF.

RECLAMATION CONSULTING AND APPLICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

For The Years Ended June 30, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Deferred Financing Costs

The Company records direct costs of obtaining debt as deferred financing costs and amortizes these costs to interest expense over the life of the debentures on a straight-line basis, which approximates the effective interest method.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, related-party notes payable and notes payable. Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of all financial instruments at the balance sheet date. The Company cannot determine the estimated fair value of related-party notes payable as the transactions originated with related parties and instruments similar to its convertible notes payable could not be located. Other than these items, the Company considers the carrying values of its financial instruments in the financial statements to approximate their fair values.

Derivative Financial Instruments

The Company’s derivative financial instruments consist of embedded derivatives related to the Callable Secured Convertible Term Notes (the “Notes”) entered into on June 23, 2005 (see Note 8). These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date ($2,621,775 as of June 30, 2006). In addition, under the provisions of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. The fair value of such options and warrants at June 30, 2006 totaled $1,917,997. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. For the year ended June 30, 2006 the Company recorded expense for the change in fair value of $2,508,656. Conversion-related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 166%; and risk free interest rate of 5.16% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using discounted cash flows and probability analysis. The derivatives are classified as long-term liabilities (see Note 8).

RECLAMATION CONSULTING AND APPLICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

For The Years Ended June 30, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectibility is probable. Sales are recorded net of sales discounts.

Revenues from sales to distributors and agents are recognized upon shipment when there is evidence that an arrangement exists, delivery has occurred under the Company’s standard FOB shipping point terms, the sales price is fixed or determinable and the ability to collect sales proceeds is reasonably assured. The contracts regarding these sales do not include any rights of return or price protection clauses.

Net Loss Per Share

The Company adopted the provisions of SFAS No. 128, “Earnings Per Share” (“EPS”). SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. Dilution is computed by applying the treasury stock method for options and warrants and the “as - if converted” method for convertible debentures. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) as if funds obtained thereby were used to purchase common stock at the average market price during the period.

For the years ended June 30, 2006 and 2005, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation that is not permitted and therefore not included. Such dilutive amounts would have included shares potentially issuable pursuant to convertible debentures (see Notes 7 and 8) and outstanding options and warrants (see Note 11).

Issuance of Stock for Non-Cash Consideration

All issuances of the Company's stock for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares on the dates issued. In certain instances, the Company has discounted the values assigned to the issued shares for illiquidity and/or restrictions on resale (see Note 11).

RECLAMATION CONSULTING AND APPLICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

For The Years Ended June 30, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock-Based Compensation

The Company accounts for non-employee stock-based compensation under SFAS No. 123 "Accounting For Stock-Based Compensation ."  SFAS No. 123 defines a fair value based method of accounting for stock-based compensation.  However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), " Accounting for Stock Issued to Employees ." Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004 ), "Share-Based Payment" ("SFAS No. 123(R)"), which is a revision of SFAS No. 123.  SFAS 123(R) supersedes APB 25 and amends SFAS No. 95, " Statement of Cash Flows ."  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  The provisions of this statement are effective for the Company as of July 1, 2006.  The Company expects to adopt SFAS No. 123(R) in the first fiscal quarter of 2007.

SFAS No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123(R) also establishes accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations.  Upon adoption of SFAS No. 123(R), the Company will be required to determine the transition method to be used at the date of adoption.  The allowed transition methods are the modified prospective application and the modified retrospective application.  Under the modified prospective application, the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date will be recognized as the requisite service is rendered on or after the required effective date.  The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123.  The modified retrospective application requires companies to record compensation expense for all unvested stock options and restricted stock beginning with the first disclosed period restated.  The Company plans to adopt SFAS No. 123(R) using the modified prospective application.

RECLAMATION CONSULTING AND APPLICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

For The Years Ended June 30, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have a negative impact on the Company's results of operations, although it will have no impact on its overall financial position.  The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share.  SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature.  The requirement will reduce net operating cash flows and increase net financing cash flows in periods of adoption.

Had the Company determined employee stock-based compensation cost based on a fair value model at the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per share for the year ended June 30, 2006 would have been adjusted to the pro forma amounts, as follows (in thousands, except per share amounts):

	2006	2005

Net loss - as reported	$(7,215)	$(3,703)
Stock-based compensation expense determined under fair-value based method, net of tax	(348)	(112)

Pro forma net loss	$(7,563)	$(3,815)
Basic and diluted net loss per share:
As reported	$(0.19)	$(0.13)
Pro forma	$(0.20)	$(0.14)

Concentrations of Credit Risk

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. From time-to-time, the Company’s cash balances exceed the amount insured by the FDIC. Management believes the risk of loss of cash balances in excess of the insured limit to be low.

The majority of revenues in the years ended June 30, 2006 and 2005 were generated from a few customers. For the year ended June 30, 2006, total sales to two major customers amounted to $56,695 and as of June 30, 2006, no amounts were due from these major customers. For the year ended June 30, 2005, sales to the two major customers amounted to $178,822.

RECLAMATION CONSULTING AND APPLICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

For The Years Ended June 30, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Reclassifications

Certain amounts in June 30, 2005 financial statements have been reclassified to conform with the June 30, 2006 presentation. Such reclassification had no effect on net loss as previously reported.

NOTE 3 - ACCOUNTS RECEIVABLE

All accounts receivable are trade related. These receivables are current and no reserve for uncollectible accounts is deemed necessary.

NOTE 4 - INVENTORIES

Inventories consist of the following as of June 30, 2006:

Raw materials	$17,403
Finished goods	47,117
$64,520

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at June 30, 2006:

Computers and office equipment	$23,335
Test equipment	38,103
Vehicles	17,408
78,846

Less accumulated depreciation	(33,636)
$45,210

NOTE 6 - DEFERRED FINANCING COSTS

Deferred financing costs consist of the following as of June 30, 2006:

Cost	$40,000
Less accumulated amortization	(12,500)
$27,500

Amortization expense was $12,500 and 0 for the years ended June 30, 2006 and 2005, respectively, and is included in interest expense in the accompanying statement of operations.

RECLAMATION CONSULTING AND APPLICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

For The Years Ended June 30, 2006 and 2005

NOTE 7 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consists of the following at June 30, 2006:

Unsecured notes payable to shareholders, bearing interest at 10 percent per annum, convertible to common stock at $0.25 per share, due on demand	$26,000
Unsecured note payable to shareholder, bearing interest at 15 percent per annum, convertible to common shares at $0.75 per share, monthly principal payments of $1,833, due on demand	3,167
Unsecured notes payable to shareholder, bearing interest at 15 percent per annum, due on demand	13,140
Unsecured notes payable to shareholders, bearing interest at 10 percent per annum, due on demand	1,477,539
Unsecured notes payable to shareholders, $2,500 interest payable due on maturity August 27, 2006 as defined, due on demand	25,000
Unsecured note payable to shareholder, bearing interest at 15 percent per annum, monthly principal and interest of $1,917, due on October 2006	15,000
$1,559,846

During the year ended June 30, 2006, the Company issued 5,171,897 shares of its common stock for the conversion of $273,262 of principal and interest in connection with notes payable-related parties. The notes and accrued interest were converted at the fair market value on the date of conversion.

Interest expense on notes payable - related parties for the years ended June 30, 2006 and 2005 was $85,866 and $55,619, respectively. All related-party notes payable are reflected as current liabilities as they are either due on demand or mature before June 30, 2007.

RECLAMATION CONSULTING AND APPLICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

For The Years Ended June 30, 2006 and 2005

NOTE 8 - NOTES PAYABLE

Notes payable consist of the following at June 30, 2006:

Callable, secured convertible notes, net of unamortized debt discount of $959,361 (see below)	$352,749
Note payable, bearing interest at 15 percent per annum, convertible to common shares at $0.40 per share, due on demand, secured by substantially all assets of the Company.	125,000
Notes payable, bearing interest at 10 percent per annum and paid semi-annually, convertible to common shares at $0.40 or $0.45 per share, due on demand, secured by substantially all assets of the Company.	47,500
Note payable, bearing interest at 15 percent per annum, convertible to common shares at $0.75 per share, due on demand, secured by substantially all assets of the Company.	50,000
Secured notes payable, bearing interest at 15 percent per annum, convertible to common shares at $0.40 per share, due on demand.	55,850
Unsecured notes payable, bearing interest at 15 percent per annum, due on demand	15,000
Subtotal	646,099
Less current portion	(293,350)
$352,749

During the year ended June 30, 2005, the Company borrowed $50,000 from an investor which was repaid during the period ending December 31, 2005. The investor has an option to convert up to the full loan amount into restricted shares of the Company’s common stock at $0.25 per share. The Company recorded a discount on the debt of $50,000 related to BCF. Amortization of the debt discount for the years ended June 30, 2006 and 2005 was $37,500 and $12,500, respectively.

On June 23, 2005, the Company entered into a Securities Purchase Agreement (the “SPA”) with AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (collectively, the “Investors”) for the sale of (i) $2,000,000 in Notes and (ii) warrants to purchase 8,000,000 shares of the Company’s common stock.

The Investors are obligated to provide the Company with the funds as follows:

•   $700,000 was disbursed on June 23, 2005;
•   $600,000 was disbursed on July 28, 2005 ;
•   $700,000 was disbursed on December 28, 2005, after the related registration statement became effective

The Notes bear interest at 10%, mature three years from the date of issuance and are convertible into the Company’s common stock, at the investors' option, at the lower of $0.21 per share or 50% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before, but not including, the conversion date.

RECLAMATION CONSULTING AND APPLICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

For The Years Ended June 30, 2006 and 2005

NOTE 8 - NOTES PAYABLE, continued

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

The Investors have agreed to restrict their ability to convert their Notes or exercise their warrants and receive shares of the Company’s common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

Under a Guaranty and Pledge Agreement, Mr. Gordon Davies, the Company’s President, agreed (i) to unconditionally guarantee the timely and full satisfaction of all obligations, whether matured or unmatured, now or hereafter existing or created and becoming due and payable to the Investors, their successors, endorsees, transferees or assigns under the SPA and other transaction documents to the extent of 517,400 shares of the Company’s common stock owned by Mr. Davies, and (ii) to grant to the Investors, their successors, endorsees, transferees or assigns a security interest in the 517,400 shares, as collateral security for such obligations.

The Notes include certain features that are considered embedded derivative financial instruments, such as a variety of conversion options, a variable interest rate feature, events of default and a variable liquidated damages clause. These features are described below, as follows:

•	The Notes’ conversion features are identified as an embedded derivative and have been bifurcated and recorded on the Company’s balance sheet at their fair value;
•
The Company has a partial call option to allow the Company to pre-empt the conversion of the Notes in a given month and partially offset the BCF, which is identified as an embedded derivative and has been bifurcated and recorded on the Company’s balance sheet at its fair value;

•
Annual interest on the Notes is equal to 10% provided that no interest shall be due and payable for any month in which the Company’s trading price is greater than $0.3125 for each trading day of the month, which potential interest rate reduction is identified as an embedded derivative and has been bifurcated and recorded on the Company’s balance sheet at its fair value;

•
The SPA includes a penalty provision based on any failure to meet and/or maintain registration requirements for shares issuable under the conversion of the note or exercise of the warrants, which represents an embedded derivative, but such derivative has a de minimus value and has not been included in this analysis at June 30, 2006; and

RECLAMATION CONSULTING AND APPLICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

For The Years Ended June 30, 2006 and 2005

NOTE 8 - NOTES PAYABLE, continued

•
The SPA contains certain events of default including not having adequate shares registered to effectuate allowable conversions; in that event, the Company is required to pay a conversion default payment at 24% interest, which is identified as an embedded derivative and has been bifurcated and recorded on the Company’s balance sheet at its fair value.

In December 2005, the Company registered the shares in connection with the notes. The holders of the notes have not demanded payment of any liquidated damages and have informally agreed to waive all liquidated damages due and owing to them pursuant to their registration rights. As a result, no accrual has been made as of June 30, 2006.

The fair value of the embedded derivatives was $924,189.

In conjunction with the Notes, the Company issued warrants to purchase 8,000,000 shares of common stock. The accounting treatment of the derivatives and warrants requires that the Company record the warrants at their fair value, which totaled $1,697,587 and $525,934 at June 30, 2006 and 2005 respectively.

The Company recorded the $1,900,000 of fair value of the derivatives and warrants to debt discount, which will be amortized to interest expense over the term of the Notes. During the year ended June 30, 2005 the excess balance was recorded as interest expense. During the year ended June 30, 2006, $299,000 of the notes and accrued interest was converted into 2,725,000 shares of common stock. The Company repaid $388,889 of the principal balance of the notes. Amortization expense on this debt discount for the year ended June 30, 2006 was $877,138.

The market price of the Company’s common stock significantly impacts the extent to which the Company may be required or may be permitted to convert the unrestricted and restricted portions of the Notes into shares of the Company’s common stock. The lower the market price of the Company’s common stock at the respective times of conversion, the more shares the Company will need to issue to convert the principal and interest payments then due on the Notes. If the market price of the Company’s common stock falls below certain thresholds, the Company will be unable to convert any such repayments of principal and interest into equity, and the Company will be forced to make such repayments in cash. The Company’s operations could be materially adversely impacted if the Company is forced to make repeated cash payments on the Notes.

Future minimum principal payments (excluding the debt discount) are as follows under notes payable for the year ending June 30:

2007	$293,350
2008	12,110
2009	1,300,000
$1,605,460

RECLAMATION CONSULTING AND APPLICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

For The Years Ended June 30, 2006 and 2005

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company conducts its operations utilizing leased facilities and equipment under non-cancelable operating lease agreements expiring at various dates through 2011. Future minimum lease commitments, excluding property taxes and insurance for the years ending June 30 are:

2007	$108,176
2008 2009 2010 2011	60,599 49,215 49,215 16,405
$283,609

Rent expense for all leased facilities and equipment was $90,351 and $67,277 for the years ended June 30, 2006 and 2005, respectively.

Litigation

In September 2005, litigation between the Company and a former lessor was settled through arbitration. The complaint alleged breach of contract by the Company for not paying amounts due as per the lease terms. The terms of the settlement require the Company to pay $30,000 on March 1, 2006. Beginning April 1, 2006, the Company is required to pay monthly installments of $3,100 for twenty-four months. These amounts are recorded as an accrued judgment payable on the accompanying balance sheet. The Company may prepay the remaining balance at a twenty percent discount at any time. If the Company defaults on any of the required payments, the additional $40,000 due under the terms of the original lease will become due and payable. This amount has not been accrued as the Company believes the possibility of default under the agreement is remote. The payment of the settlement is personally guaranteed by Mr. Gordon Davies.

RECLAMATION CONSULTING AND APPLICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

For The Years Ended June 30, 2006 and 2005

NOTE 9 - COMMITMENTS AND CONTINGENCIES, continued

On May 2, 2005, a complaint was filed by Pacific Business Capital Corporation against the Company, our President, Gordon Davies, and our Vice President, Michael Davies. The complaint alleges, among other things, a cause of action for breach of contract and seeks the return of approximately $55,000, which the plaintiff alleges they loaned us under a “partly written, partly oral” agreement, pursuant to which a total of $80,000 was loaned to the Company. Our management has denied that the plaintiff is owed the amounts sought and we intend to vigorously defend this action on the basis brought by the plaintiff. Specifically, our Company’s management denies that any such agreement ever existed, and that the Company never received any funds pursuant thereto, if any, from the plaintiff. On September 5, 2006, a settlement was reached whereas the Company agreed to pay PBCC a total of $21,000 over the course of 11 months. We are obligated to pay PBCC $5,000 by September 29, 2006; $1,500 per month beginning October 1, 2006 and ending July 1, 2007; and $1,000 on August 1, 2007, the total of which is recorded under judgement payable. In the event that the principal amount is paid in full by January 2, 2007 there will be a $2,000 discount to the payoff amount. There is a 10-day grace period for each scheduled payment and there is a deed as security on property owned by our CEO, Mr. Michael Davies. No interest is due under the settlement agreement if we comply with the terms thereof. In the event that we are in default of the settlement agreement, a 10% simple interest per annum will be added, and the entire amount shall immediately become due upon our default. An Order to Show Cause hearing regarding dismissal is currently scheduled for December 17, 2007.

Future minimum payments under the settlement agreements for the years ending June 30 are:

2007	$58,200
2008	27,900
$86,100

Loss on Collateralized Shares

In April 2006 the Company entered into an agreement to borrow $300,000 from a third party and collateralized 1,500,000 shares of the Company’s common shares in order to consummate the loan. The collateralized shares were the property of one of the Company’s shareholders. The loan never funded and the agreement was voided. During the return of the collateralized shares to the shareholder a total of 500,000 shares were mishandled and could not be located. The Company is still working to recover the missing shares but has set up an accrual for the loss to the shareholder for $110,000, which has been included in accrued expenses as of June 30, 2006 in the accompanying balance sheet.

RECLAMATION CONSULTING AND APPLICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

For The Years Ended June 30, 2006 and 2005

NOTE 9 - COMMITMENTS AND CONTINGENCIES, continued

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

NOTE 10 - INCOME TAXES

The provision (benefit) for income taxes consists of the following for the years ended June 30:

	2006	2005
Current:
Federal	$—	$—
State	800	800
	800	800
Deferred
Federal	(1,870,000)	(1,240,000)
State	(330,000)	(220,000)
	(2,200,000)	(1,460,000)
Less change in valuation allowance	2,200,000	1,460,000
	—	—

	$800	$800

The components of the net deferred tax asset as of June 30, 2006 is as follows:

2006
Net operating loss carryforwards	$8,100,000
Valuation allowance	(8,100,000)
$—

Deferred income taxes are provided for the tax effects of temporary differences in the reporting of income and deductions for financial statement and income tax reporting purposes and arise principally from net operating loss carryforwards and accelerated depreciation methods used for income tax reporting.

RECLAMATION CONSULTING AND APPLICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

For The Years Ended June 30, 2006 and 2005

NOTE 10 - INCOME TAXES, continued

The Company’s effective tax rate differs from the federal and state statutory rates due to the valuation allowance recorded for the deferred tax asset due to unused net operating loss carryforwards. An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these operating losses will materialize.

As of June 30, 2006, the Company has available net operating loss carryforwards of approximately $26,000,000 for federal and state purposes which expire in various years through 2026 and 2016 for federal and California purposes, respectively. The Company’s use of its net operating losses may be restricted in future years due to the limitations pursuant to IRC Section 382 on changes in ownership.

The following is a reconciliation of the provision for income taxes at the expected rates to the income taxes reflected in the statements of operations:

	2006	2005
Tax expense (benefit) at federal statutory rate	(34)%	(34)%
State tax expense, net of federal tax effect	(6)	(6)
Permanent differences	1	1
Change in valuation allowance	(39)	(39)
	—%	—%

NOTE 11 - STOCKHOLDERS’ EQUITY

On March 3, 2006 the Company amended its Articles of Incorporation increasing the authorized shares from 75,000,000 to 150,000,000 and creating a new class of 5,000,000 preferred shares which have not been designated as of June 30, 2006.

Common Stock

During the years ended June 30, 2006 and 2005 the Company issued common shares at various times, as described per the following. The shares were valued at the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance. Restricted shares were discounted for illiquidity and restrictions on trading.

2005

During the year ended June 30, 2005, the Company issued 1,922,943 shares of common stock and committed to issue common stock for cash amounting $476,256.

During the year ended June 30, 2005, the Company issued 1,672,750 shares of common stock for services rendered amounting $403,118.

RECLAMATION CONSULTING AND APPLICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

For The Years Ended June 30, 2006 and 2005

NOTE 11 - STOCKHOLDERS’ EQUITY, continued

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

2006

During the year ended June 30, 2006 the Company cancelled shares to be issued in exchange for a note payable of $25,000. Also during fiscal 2006 the Company committed to issue shares for services rendered valued at $32,400.

During the year ended June 30, 2006 the Company issued 7,611,150 shares of its common stock for the conversion of $500,508 of principal and interest in connection with the note payable issued as part of the license transaction.

During the year ended June 30, 2006, the Company issued 7,346,006 shares of common stock for conversion of notes amounting to $818,127. Related to the conversion of notes payable the Company recorded additional paid in capital of $687,889 as a reduction to the derivative liability included on the balance sheet.

During the year ended June 30, 2006, the Company issued 550,891 shares of common stock for interest amounting to $24,135.

During the year ended June 30, 2006, the Company issued 662,500 shares of common stock for services rendered amounting to $35,000.

During the year ended June 30, 2006, warrant holders exercised their warrants on a cashless basis. The holders converted a total of 4,264,000 warrants for 3,279,998 shares of the Company’s common stock. Related to these transactions the Company recorded additional paid in capital of $946,607 as a reduction to the derivative liability on the balance sheet.

Stock Options and Warrants

The Company has no stock option plans.

The number and weighted average exercise prices of options and warrants granted by the Company are as follows for the years ended June 30, 2006 and 2005:

RECLAMATION CONSULTING AND APPLICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

For The Years Ended June 30, 2006 and 2005

NOTE 11 - STOCKHOLDERS’ EQUITY, continued

	Number of Options and Warrants	Weighted-Average Exercise Price

Outstanding, July 1, 2004	6,193,750	$0.40
Granted	16,248,000	0.27
Exercised	—	—
Forfeited/expired	—	—

Outstanding, June 30, 2005	22,441,750	0.31
Granted	11,488,444	0.13
Exercised	(4,264,000)	0.06
Forfeited/expired	(862,444)	0.25

Outstanding, June 30, 2006	28,803,750	$0.28

Exercisable, June 30, 2006	28,803,750	$0.28

Weighted average fair value of options and warrants granted during the year ended June 30, 2006		$0.07

Following is a summary of the status of options and warrants outstanding at June 30, 2006:

Exercise Price	Outstanding	Weighted Average Remaining Contractual Life (Years)	Exercisable
$0.06	4,000,000	4.5 years	4,000,000
$0.15 -$0.25	7,610,000	4.0 years	6,410,000
$0.28	8,000,000	4.0 years	8,000,000
$0.30	3,000,000	5.9 years	750,000
$0.40	6,043,750	2.9 years	6,043,750
$0.56	150,000	4.0 years	150,000

RECLAMATION CONSULTING AND APPLICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

For The Years Ended June 30, 2006 and 2005

NOTE 11 - STOCKHOLDERS’ EQUITY, continued

The Company granted 6,288,444 and 8,248,000 options to various consultants for services rendered which were accounted for using the fair value of the options granted based on the Black-Scholes option-pricing model. The Company recorded $756,531 and $495,530 as consulting expense during the years ended June 30, 2006 and 2005, respectively. The Company has issued 2,250,000 warrants to a consultant that vest at the rate of 750,000 warrants each on August 17, 2005, November 17, 2005 and February 17, 2005. The fair value of each group of 750,000 warrants is $136,500 and will be recognized as compensation expense in the accompanying financial statements upon vesting. The Company granted options to purchase 4,000,000 shares of common stock to its officers and 1,200,000 to employees on June 15, 2006. There was no intrinsic value under APB 25 related to the employee grant.

The Company accounts for stock based compensation to employees under APB 25 using the intrinsic value method. Pro forma information of the effect on operations as required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant was based on the following assumptions for the years ended June 30, 2006 and 2005:

	2006	2005
Expected life	1-5 years	1-5 years
Risk-free interest rate	4%	5%
Dividend yield	0%	0%
Volatility	141%	50%

NOTE 12 - LICENSE

Effective January 4, 2006, the Company entered into a license agreement with Billfighter Investments Limited (“Billfighter’), a related party, in which the Company agreed to grant 4,000,000 shares of common stock and a note payable in the amount of $180,000 for the ability to utilize certain technology owned by Billfighter. The shares were valued at $320,000 based on the fair market value on the date of grant of $0.08 per share, resulting in a total value of $500,000. The principal of $180,000 and interest of $558 was converted the following day, January 5, 2006, into 3,611,150 shares of common stock based on fair market value on that date of $0.05 per share. The license grants the Company the sole and exclusive right and license to use, produce, manufacture, market, sell and distribute the licensed product within a defined territory. The Company also agrees to pay cash royalties in the amount of 10% of net revenues generated by the license when used to apply product to rail cars only. The license has no defined term and is subject to termination by either party. The Company believes that the license has a useful life of 10 years and is amortizing the cost on a straight-line basis over the term. Amortization expense of $25,000 was recognized for the year ended June 30, 2006, and is included in selling, general and administrative expenses in the accompanying statements of operations.

NOTE 13 - SUBSEQUENT EVENTS

In July 2005, the Company borrowed $112,200 from a shareholder. The loan bears interest at ten percent per annum and is payable on demand.

EXHIBIT INDEX

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

10.1 (4)	Employment Agreement between Reclamation Consulting and Applications, Inc. and Gordon Davies, dated as of January 1, 2002.
10.2 (4)	Employment Agreement between Reclamation Consulting and Applications, Inc. and Michael Davies, dated as of January 1, 2002.
10.3 (5)	Distribution Agreement between Progear Environmental Solutions, Inc. and Reclamation Consulting and Applications, Inc. dated June 4, 2003.
10.4 (5)	Professional Services Agreement between Paul Petit and Reclamation Consulting and Applications, Inc. dated May 6, 2003.
10.5 (5)	Manufacturing Agreement between North American Systems, Inc. and Reclamation Consulting and Applications, Inc. dated October 14, 2003.
10.6 (5)	Revolving Loan Agreement between North American Systems, Inc. and Reclamation Consulting and Applications, Inc. dated July 30, 2003.
10(A) (1)	Employment, Confidentiality and Non-Competition Agreement between Recycling Centers of America, Inc. and Bruce Selk, dated as of May 26, 1999.
10(B) (1)	Employment Agreement between Recycling Centers of America, Inc. and Michael Davies, dated as of June 1, 1999.
10(C) (1)	Employment Agreement between Recycling Centers of America, Inc. and Gordon Davies, dated as of June 1, 1999.

10(D) (1)	OEM Agreement between Pall Filtron, Inc. and Brody Special Projects Company, dated as of June 30, 1999.
10(E) (1)	Transfer Agreement by and among Recycling Centers of America, Inc. and Steve Madsen and John D. Ewing, dated as of November 15, 1999.
10.7 (6)	Employment Agreement between Reclamation Consulting and Applications, Inc. and Michael Davies, dated June 30, 2004.
10.8 (6)	Employment Agreement between Reclamation Consulting and Applications, Inc. and Gordon Davies, dated June 30, 2004.
10.9 (6)	Distributorship Agreement between Reclamation Consulting and Applications, Inc. and North American Marketing, Inc., dated July 30, 2003.
10.10 (5)	Distributorship Agreement between Reclamation Consulting and Applications, Inc. and North American Systems, Inc.
10.11 (5)	Security Agreement between Reclamation Consulting and Applications, Inc. and North American Systems, Inc., dated July 30, 2003
10.12 (7)	Agreement between Reclamation Consulting and Applications, Inc. and North American Systems, Inc., dated November 8, 2004
10.13 (13)	Employment Agreement between Reclamation Consulting and Applications, Inc. and Gordon Davies, dated as of January 6, 2005.
10.14 (13)	Employment Agreement between Reclamation Consulting and Applications, Inc. and Michael Davies, dated as of January 6, 2005.
10.15 (13)	Contract Sales Representative Agreement, dated as of November 15, 2004, by and between Reclamation Consulting and Applications, Inc. the Company and Rosiane Jacomini.
10.16 (13)	Addendum to Contract Sales Representative Agreement dated as of November 15, 2004, by and between Reclamation Consulting and Applications, Inc. and Rosiane Jacomini.
10.17 (13)	Addendum to Contract Sales Representative Agreement dated as of November 15, 2004, by and between Reclamation Consulting and Applications, Inc. and Rosiane Jacomini.
10.18 (13)	Distributorship Agreement, dated as of August 10, 2004, by and between Reclamation Consulting and Applications, Inc. and Aurtech Marketing, Pty., Ltd.

10.19 (13)	Distribution Agreement, dated as of December 5, 2003, by and between Reclamation Consulting and Applications, Inc. and Canadian Release Agents, Ltd.
10.20 (13)	Distributorship Agreement, dated as of July 12, 2005, by and between Reclamation Consulting and Applications, Inc. and Mark Lang.
10.21 (13)	Sales Representative Agreement, dated as of July 7, 2005, by and between Reclamation Consulting and Applications, Inc. and Jimmy Watts.
10.22 (13)	Distributorship Agreement, dated as of February 3, 2005, by and between Reclamation Consulting and Applications, Inc. and ITA Asphalt Limited.
10.23 (13)	Distributorship Agreement, dated as of June 30, 2005, by and between Reclamation Consulting and Applications, Inc. and Don Pickett.
10.24 (13)	Contract Sales Representative Agreement, dated as of October 27, 2004, by and between Reclamation Consulting and Applications, Inc. and Dennis Jackman.
10.25 (13)	Addendum to Contract Sales Representative Agreement by and between Reclamation Consulting and Applications, Inc. and Dennis Jackman.
10.30*	Property Lease dated as of April 2005 by and between Reclamation Consulting and Applications, Inc. and Boyd Enterprises Utah, L.L.C.
10.31*	Property Lease dated as of April 4, 2006 by and between Reclamation Consulting and Applications, Inc. and Olen Commercial Realty Corp.
10.32*	Memorandum of Understanding dated as of September 22, 2005 by and between Reclamation Consulting and Applications, Inc. and Jamestown, L.C.
11 (1)	Statement of Computation of Earnings Per Share for the years 1998 and 1999.
12 (1)	Subsidiaries of Recycling Centers of America, Inc. (as of March 2, 2000).
14.1 (14)	Code of Ethics for Reclamation Consulting and Applications, Inc.
16.1 (2)	Letter regarding change of accountant from Stuart Rubin, CPA dated July 8, 2002.
16.1 (3)	Letter regarding change of accountant from Stuart Rubin, CPA dated July 8, 2002.
16.1 (11)	Letter regarding change of accountant from Kabani & Company, Inc., dated July 25, 2005.
16.1 (12)	Letter regarding change of accountant from Kabani & Company, Inc., dated July 25, 2005.

16.1 (10)	Letter regarding change of accountant from Kabani & Company, Inc., dated July 6, 2005.
17.1 (8)	Resignation of Paul Petit as Director of Reclamation Consulting and Applications, Inc., dated June 21, 2005.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Filed on March 8, 2000 as an exhibit to Reclamation Consulting’s (formerly known as Recycling Centers of America, Inc.) registration statement on Form 10-SB and incorporated herein by reference.

(2)	Filed on July 18, 2005 as an exhibit to Reclamation Consulting’s Report on Form 8-K dated June 3, 2002 and incorporated herein by reference.

(3)	Filed on July 19, 2005 as an exhibit to Reclamation Consulting’s Report on Form 8-K/A dated July 8, 2002 and incorporated herein by reference.

(4)	Filed on October 16, 2002 as an exhibit to Reclamation Consulting’s annual report on Form 10-KSB for the fiscal year ended June 30, 2002 and incorporated herein by reference.

(5)	Filed on October 15, 2003 as an exhibit to Reclamation Consulting’s annual report on Form 10-KSB for the fiscal year ended June 30, 2003 and incorporated herein by reference.

(6)	Filed on October 1, 2004 as an exhibit to Reclamation Consulting’s annual report on Form 10-KSB for the fiscal year ended June 30, 2004 and incorporated herein by reference.

(7)	Filed on November 15, 2004 as an exhibit to Reclamation Consulting’s Report on Form 8-K dated November 15, 2004 and incorporated herein by reference.

(8)	Filed on June 21, 2005 as an exhibit to Reclamation Consulting’s Report on Form 8-K dated June 21, 2005 and incorporated herein by reference.

(9)	Filed on June 28, 2005 as an exhibit to Reclamation Consulting’s Report on Form 8-K dated June 23, 2005 and incorporated herein by reference.

(10)	Filed on July 6, 2005 as an exhibit to Reclamation Consulting’s Report on Form 8-K dated July 6, 2005 and incorporated herein by reference.

(11)	Filed on July 26, 2005 as an exhibit to Reclamation Consulting’s Report on Form 8-K/A dated July 6, 2005 and incorporated herein by reference.

(12)	Filed on July 26, 2005 as an exhibit to Reclamation Consulting’s Report on Form 8-K/A dated July 25, 2005 and incorporated herein by reference.

(13)	Filed on July 27, 2005 as an exhibit to Reclamation Consulting’s registration statement on Form SB-2 and incorporated herein by reference.

(14)	Filed on October 17, 2005 as an exhibit to Reclamation Consulting’s annual report on Form 10-KSB for the fiscal year ended June 20, 2005 and incorporated herein by reference.