Form 10QSB
period 2006-09-30
RECLAMATION CONSULTING & APPLICATIONS INC
filed 2006-11-14
CIK 1100091

                                  FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 19345

               For the quarterly period ended SEPTEMBER 30, 2006.

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____.

                        Commission file number: 000-26017

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
        (Exact name of Small Business Issuer as specified in its charter)

          Colorado                                       58-2222646
---------------------------------              ---------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

                           940 Calle Amanecer, Suite E
                         San Clemente, California 92673
              ----------------------------------------------------

(Address of principal executive offices)..............................(Zip Code)

                      Issuer's telephone number, including
                            area code: 949-609-0590
       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $0.01 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X .

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __________ No __________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 49,066,358 shares as of November 14, 2006.

Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION.................................................1
   ITEM 1. FINANCIAL STATEMENTS................................................1
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........22
PART II  - OTHER INFORMATION..................................................30
   ITEM 1. LEGAL PROCEEDINGS..................................................30
   ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....30
   ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.................................30
   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............30
   ITEM 5.    OTHER INFORMATION...............................................30
   ITEM 6. EXHIBITS...........................................................31

                            PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                    RECLAMATION CONSULTING AND APPLICATIONS, INC.
                               CONDENSED BALANCE SHEET
                                     (UNAUDITED)
                                  SEPTEMBER 30, 2006


                                        ASSETS
                                        ------

CURRENT ASSETS:
            Cash and cash equivalents                                   $         --
            Accounts receivable                                               46,562
            Inventories                                                       70,884
            Prepaid expenses and other current assets                         24,067
                                                                        ------------

                       Total current assets                                  141,513

Property and equipment, net                                                   41,632
License agreement, net                                                       462,500
Deferred financing costs, net                                                 24,167
Deposits                                                                      25,658
                                                                        ------------

                                                                        $    695,470
                                                                        ============

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
                        -------------------------------------

CURRENT LIABILITIES:
            Accounts payable and bank overdraft                         $    252,588
            Accrued professional fees                                        122,510
            Payroll taxes payable                                            149,574
            Accrued interest payable                                         177,259
            Payable to shareholder                                           110,000
            Other accrued expenses                                            49,681
            Current portion of accrued judgment payable                       48,600
            Notes payable - related parties                                2,212,895
            Current portion of notes payable                                 303,350
                                                                        ------------

                       Total current liabilities                           3,426,457

            Accrued judgment payable, net of current portion                  27,600
            Notes payable, net of current portion and debt discount          447,099
            Derivative and warrant liabilities                             2,224,629
                                                                        ------------

                       Total liabilities                                   6,125,785
                                                                        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
            Common stock, $0.01 par value; 150,000,000 authorized,
            49,066,358 shares issued and outstanding                         490,714
            Committed shares                                                  32,400
            Additional paid-in-capital                                    14,549,757
            Treasury stock (1,500,000 shares), at cost                       (15,000)
            Accumulated deficit                                          (20,488,186)
                                                                        ------------

                       Total stockholders' deficit                        (5,430,315)
                                                                        ------------

                                                                        $    695,470
                                                                        ============

       See the accompanying notes to unaudited condensed financial statements.






                    RECLAMATION CONSULTING AND APPLICATIONS, INC.
                          CONDENSED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


                                                               2006               2005
                                                           ------------      ------------
Net revenue                                                $     68,387      $     48,177

Cost of revenue                                                  50,485            36,180
                                                           ------------      ------------

       Gross profit                                              17,902            11,997

Selling, general and administrative expenses                    426,069           834,772
                                                           ------------      ------------

       Loss from operations                                    (408,167)         (822,775)
                                                           ------------      ------------

Other income (expense):
       Interest expense                                        (363,944)         (162,231)
       Change in fair value of derivative liabilities         2,315,143           940,276
                                                           ------------      ------------

                                                              1,951,199           778,045
                                                           ------------      ------------

       Income (loss) before provision for income taxes        1,543,032           (44,730)

Provision for income taxes                                          800               800
                                                           ------------      ------------

Net income (loss)                                          $  1,542,232      $    (45,530)
                                                           ============      ============

Net income (loss) per common share:
       Basic                                               $       0.03      $      (0.00)
                                                           ============      ============
       Diluted                                             $       0.02      $      (0.00)
                                                           ============      ============
Weighted-average common shares outstanding:
       Basic                                                 49,066,358        29,620,813
                                                           ============      ============
       Diluted                                               85,248,204        29,620,813
                                                           ============      ============


       See the accompanying notes to unaudited condensed financial statements.






                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                        CONDENSED STATEMENTS OF CASH FLOWS


                                                                                      For The Three Months Ended
                                                                                             September 30,
                                                                                        2006              2005
                                                                                     -----------      -----------
                                                                                     (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income (loss)                                                       $ 1,542,232      $   (45,530)
             Adjustments to reconcile net income (loss) to net cash used in operating activities:
                    Issuance of stock options and warrants for services rendered              --          265,231
                    Change in fair value of derivative and warrant liabilities        (2,315,143)        (940,276)
                    Amortization of discount on notes payable                            261,016          110,766
                    Depreciation and amortization                                         19,411            6,039
                    (Increase) decrease in operating assets:
                                Accounts receivable                                      (29,454)          (7,975)
                                Inventories                                               (6,364)          (7,796)
                                Prepaid expenses and other current assets                   (113)           1,528
                    Increase (decrease) in operating liabilities:
                                Accounts payable and accrued expenses                     32,032           53,315
                                                                                     -----------      -----------

                    Total adjustments                                                 (2,038,615)        (519,168)
                                                                                     -----------      -----------

             Net cash used in operating activities                                      (496,383)        (564,698)
                                                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
                    Acquisition of property and equipment                                     --           (5,627)
                                                                                     -----------      -----------

             Net cash used in investing activities                                            --           (5,627)
                                                                                     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
                    Proceeds from notes payable and convertible debentures               712,050          789,850
                    Payments on notes payable and convertible debentures                (215,667)        (219,525)
                                                                                     -----------      -----------

             Net cash provided by financing activities                                   496,383          570,325
                                                                                     -----------      -----------

Net decrease in cash and cash equivalents                                                     --               --

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                --               --
                                                                                     -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $        --      $        --
                                                                                     ===========      ===========


                      See the accompanying notes to unaudited condensed financial statements.






                             RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                   CONDENSED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)
                        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                             (Continued)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                                                    2006       2005
                                                                                  -------     -------

CASH PAID FOR:      Interest                                                      $57,947     $ 1,838
                                                                                  =======     =======
                    Income taxes                                                  $    --     $    --
                                                                                  =======     =======

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of notes payable and accrued interest to common stock                  $    --     $30,000
                                                                                  =======     =======

Cancellation of 62,500 shares of common stock                                     $    --     $26,275
                                                                                  =======     =======


                      See the accompanying notes to unaudited condensed financial statements.


                                                        4

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
         =======================================================================

         NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
         -----------------------------------------------

         Organization
         ------------

         Reclamation Consulting and Applications, Inc., ("us", "we", the "Company" or the "Registrant") is a Colorado corporation that currently specializes in the production and sale of its Alderox(R) products, including Alderox(R), ASA-12(R), DCR(R), KR-7(R), PaverBlend(TM), TSR(R), and ASA Cleaners. These products are made from our patented formula relating specifically to an improved release agent for mitigating the sticking of asphalt, concrete and other similar products to various surfaces. Release agents are commonly applied to containers, mixers, truck beds and forms prior to pouring asphalt or concrete into them, and act as a barrier to mitigate adhesion of the asphalt, concrete or other material to the relevant surfaces.

         Basis of Presentation
         ---------------------

         The accompanying interim condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheet, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007 or for any other interim period during such year. Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended June 30, 2006.

         Going Concern
         -------------

         The Company's condensed financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred cumulative losses of $20,488,186 including net income (loss) of $1,542,232 and ($45,530) for the three months ended September 30, 2006 and 2005, respectively, and has a working capital deficit of $3,284,944 at September 30, 2006.

         In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed balance sheet is dependent upon future sustainable profitable operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing, increase its customer base and manage its costs. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Management has taken the following steps, which it believes are sufficient to provide the Company with the ability to continue as a going concern: (i) controlling of salaries and general and administrative expenses; (ii) managing accounts payable; and (iii) evaluating its distribution and marketing methods.

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
         =======================================================================

         NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ---------------------------------------------------

         Use of Estimates
         ----------------

         The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability of long-lived assets, the fair value of derivative and warrant liabilities, and the fair value of common shares/options granted for services. Actual results could differ from those estimates.

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

         The Company depreciates its property and equipment using the straight-line method over the following estimated useful lives:

        Computers and office equipment                          3-5 years
        Test equipment                                          5 years
        Vehicles                                                5 years

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
         =======================================================================

         Long-Lived Assets
         -----------------

         The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of September 30, 2006, the Company does not believe there has been any impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

         Income Taxes
         ------------

         The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not those assets will not be realized through future operations.

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

         The Company's conventional convertible debt is recorded net of the debt discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt on a straight-line basis, which approximates the effective interest method. For the three months ended September 30, 2006 and 2005, the Company recorded $0 and $12,500 of amortization related to BCF.

         Deferred Financing Costs
         ------------------------

         The Company records direct costs of obtaining debt as deferred financing costs and amortizes these costs to interest expense over the life of the debentures on a straight-line basis, which approximates the effective interest method.

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
         =======================================================================

         Fair Value of Financial Instruments
         -----------------------------------

         The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, related-party notes payable and notes payable. Pursuant to SFAS No. 107, "Disclosures About the Fair Value of Financial Instruments," the Company is required to estimate the fair value of all financial instruments at the balance sheet date. The Company cannot determine the estimated fair value of related-party notes payable as the transactions originated with related parties, nor the fair value of the convertible notes payable as instruments similar to its convertible notes payable could not be located. Other than these items, the Company considers the carrying values of its financial instruments in the condensed financial statements to approximate their fair values.

         Derivative Financial Instruments
         --------------------------------

         The Company's derivative financial instruments consist of embedded derivatives related to the Callable Secured Convertible Term Notes (the "Notes") entered into on June 23, 2005 (see Note 8). These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date ($1,352,928 as of September 30, 2006). In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. The fair value of such options and warrants at September 30, 2006 totaled $871,701. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion-related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 166%; and risk free interest rate of 5.16% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using discounted cash flows and probability analysis. The derivatives are classified as long-term liabilities (see Note 8).

         For the three months ended September 30, 2006 and 2005, the net decrease in the derivative and warrant liability was $2,315,143 and $940,276, respectively, which was recorded as a component of other income in the accompanying condensed statements of operations.

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

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
         =======================================================================

         Net Income (Loss) Per Share
         ---------------------------

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

         For the three months ended September 30, 2005, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation that is not permitted and therefore not included. Such dilutive amounts would have included shares potentially issuable pursuant to convertible debentures (see Notes 7 and 8) and outstanding "in-the-money" options and warrants (see Note 10).

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
         =======================================================================

         The following table sets forth for all periods presented the computation of basic and diluted net income (loss) per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share:

                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                                   --------------------------------
                                                                       2006               2005
                                                                   ------------       ------------
                                                                             (UNAUDITED)
        Basic income (loss) per share:
           Net income (loss)                                       $  1,542,232       $    (45,530)
                                                                   ------------       ------------
           Weighted-average common shares outstanding, basic         49,066,358         29,620,813
                                                                   ============       ============
           Basic income (loss) per share                           $       0.03       $      (0.00)
                                                                   ============       ============
        Diluted income (loss) per share:
           Net income (loss)                                       $  1,542,232       $    (45,530)
           Convertible notes interest expense (net of tax)               30,000                 --
           Adjusted net income (loss) available to common
           stockholders                                            $  1,572,232       $    (45,530)
                                                                   ============       ============

        Weighted-average common shares outstanding, basic            49,066,358          29,620,813
           Effect of dilutive securities:
                Stock options and warrants                            1,818,182                 --
                Convertible notes payable                            34,363,664                 --
                                                                   ------------       ------------
           Weighted-average common shares outstanding, diluted       85,248,204         29,620,813
                                                                   ============       ============
           Diluted net income (loss) per share                     $       0.02       $      (0.00)
                                                                   ============       ============

         Stock-Based Compensation
         ------------------------

         At September 30, 2006, the Company has no stock-based compensation plans.

         On July 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment", ("SFAS 123(R)") which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
         =======================================================================

         for the award, usually the vesting period. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB 25") for periods beginning in fiscal 2007. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

         The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2006, the first day of the Company's fiscal year 2007. The Company's condensed financial statements as of and for the three months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's condensed financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

         SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's condensed statement of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, stock-based compensation expense was recognized in the Company's condensed statements of operations, other than for option grants to employees below the fair market value of the underlying stock at the date of grant. No stock-based employee compensation cost was recognized in the condensed statements of operations for the three months ended September 30, 2005, as all options granted had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant.

         Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's condensed statement of operations for the three months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of June 30, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to June 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the condensed statement of operations for the three months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended September 30, 2006, of approximately 10% was based on historical forfeiture experience. There is no estimated pricing term of option grants for the three months of 2006 as there were no grants during the three months ended September 30, 2006. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

         SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's accumulated loss position, there were no such tax benefits during the three months ended September 30, 2006. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
         =======================================================================

         SUMMARY OF ASSUMPTIONS AND ACTIVITY

         The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing models. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company's stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. There were no grants of stock options during the three months ended September 30, 2006 and 2005.

         There is no effect on net loss and net loss per share for the three months ended September 30, 2005 if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plans as there were no grants or vesting of options during the period.

         A summary of option activity as of September 30, 2006 and changes during the three months then ended, is presented below:

                                                                     SEPTEMBER 30, 2006
                                                                       WEIGHTED-AVERAGE
                                                                              REMAINING   AGGREGATE
                                                                 EXERCISE    CONTRACTUAL   INTRINSIC
                                                       SHARES      PRICE     TERM (YEARS)    VALUE
        Options outstanding at July 1, 2006          10,180,000   $  0.24
             Options granted                                  -         -
             Options forfeited                                -         -
             Options exercised                                -         -
                                                     ----------  --------
        Options outstanding at September 30, 2006    10,180,000   $  0.24           3.52   $400,000
                                                     ==========  ========    ===========   ========
        Options exercisable at September 30, 2006    10,180,000   $  0.24           3.52   $400,000
                                                     ----------  --------    -----------   --------

         Upon the exercise of options, the Company issues new shares from its authorized shares.

         There are no non-vested stock options at June 30, 2006 and no options granted during the three months ended September 30, 2006. There is no unrecognized compensation cost at September 30, 2006.

         As a result of adopting SFAS 123(R) on July 1, 2006, there was no change to the Company's income before provision for income taxes and net income for the three months ended September 30, 2006 than if it had continued to account for share-based compensation under APB 25. Basic and diluted net income per share for the three months ended September 30, 2006 was not affected by the adoption of SFAS 123(R).

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
        ========================================================================

         There was no stock-based compensation expense related to stock options under SFAS 123(R) for the three months ended September 30, 2006.

         Concentrations
         --------------

         The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. From time-to-time, the Company's cash balances exceed the amount insured by the FDIC. Management believes the risk of loss of cash balances in excess of the insured limit to be low.

         The majority of revenues in the periods ended September 30, 2006 were generated from one major distributor, Applied Industrial Technologies. The majority of receivables at September 30, 2006 were from the same distributor. For the three months ended September 30, 2005, total sales to two major customers amounted to $34,126, or approximately 71% of our sales and as of September 30, 2005, accounts receivable from these two customers accounted for approximately 87% of our total accounts receivable.

         Reclassifications
         -----------------

         Certain amounts in the September 30, 2005 financial statements have been reclassified to conform to the September 30, 2006 presentation. Such reclassification had no effect on net loss as previously reported.

         Recent Accounting Pronouncements
         --------------------------------

         In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157 that establishes how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. This statement addresses the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. The key changes to current practice are: (1) the definition of fair value which focuses on an exit price rather than entry price; (2) the methods used to measure fair value such as emphasis that fair value is a market-based measurement, not an entity-specific measurement, as well as the inclusion of an adjustment for risk, restrictions and credit standing; and (3) the expanded disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company is currently evaluating the impact of this statement on its condensed financial statements.

         NOTE 3 - ACCOUNTS RECEIVABLE
         ----------------------------

         All accounts receivable are trade related. These receivables are current and no reserve for uncollectible accounts is deemed necessary.

         NOTE 4 - INVENTORIES
         --------------------

         Inventories consist of the following as of September 30, 2006:

         Raw materials                                              $    11,702
         Finished goods                                                  59,182
                                                                    -----------
                                                                    $    70,884
                                                                    ===========

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
        ========================================================================

         NOTE 5 - PROPERTY AND EQUIPMENT
         -------------------------------

         The following is a summary of property and equipment at September 30, 2006:

         Computers and office equipment                                 $ 23,333
         Test equipment                                                   38,103
         Vehicles                                                         17,408
                                                                        --------
                                                                          78,844

         Less (accumulated depreciation)                                  37,212
                                                                        --------
                                                                        $ 41,632
                                                                        ========

         Depreciation expense was $3,578 and $4,206 for the three months ended September 30, 2006 and 2005 respectively.

         NOTE 6 - DEFERRED FINANCING COSTS
         ---------------------------------

         Deferred financing costs consist of the following as of September 30, 2006:

         Cost                                                          $  40,000
         Less (accumulated amortization)                                  15,833
                                                                       ---------

                                                                       $  24,167
                                                                       =========

         Amortization expense was $3,333 and $1,833 for the three months ended September 30, 2006 and 2005 respectively, and is included in interest expense in the accompanying condensed statements of operations.

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
        ========================================================================

         NOTE 7 - NOTES PAYABLE - RELATED PARTIES
         ----------------------------------------

         Notes payable - related parties consist of the following at September
                30, 2006:

         Unsecured notes payable to stockholders, bearing interest at 10 percent
                per annum, due on demand                                                $  2,114,038
         Unsecured notes payable to stockholder, bearing interest at 15 percent
                per annum, due on demand                                                      29,690
         Unsecured notes payable to stockholders, bearing interest at 10 percent per annum, convertible to common stock at $0.25 per share, due
                on demand                                                                     26,000
         Unsecured note payable to stockholder, bearing interest at 15 percent per annum, monthly principal and interest payments of $1,917,
                due on demand                                                                 15,000
         Unsecured note payable to stockholder, bearing interest at
                15 percent per annum, convertible to common shares at $0.75 per share,
                monthly principal payments of $1,833, due on demand                            3,167
         Unsecured note payable to stockholder, $2,500 interest payable on
                maturity, due on demand                                                       25,000
                                                                                        ------------
                                                                                        $  2,212,895
                                                                                        ============

         Interest expense on notes payable - related parties for the three months ended September 30, 2006 and 2005 was approximately $38,000 and $13,000, respectively. All related-party notes payable are reflected as current liabilities as they are either due on demand or mature by November 25, 2006.

         NOTE 8 - NOTES PAYABLE
         ----------------------

         Notes payable consist of the following at September 30, 2006:

         Callable, secured convertible notes payable, net of unamortized
                discount of $698,345 (see below)                                        $   447,099

         Notes payable, bearing interest at 10 percent per annum, convertible to common shares at $0.40 per share, due on demand, secured by
                substantially all assets of the Company                                     125,000

         Notes payable, bearing interest at 15 percent per annum, convertible to common shares at $0.40 per share, due on demand, secured by
                substantially all assets of the Company                                      55,850

         Note payable, bearing interest at 15 percent per annum, convertible to common shares at $0.75 per share, due on demand, secured by
                substantially all assets of the Company                                      50,000

         Notes payable, bearing interest at 10 percent per annum and paid semi-annually, convertible to common shares at $0.40 or $0.45 per share, due on demand, secured by substantially all assets
                of the Company                                                               47,500

         Unsecured note payable, non-interest bearing, due on demand                         10,000

         Unsecured note payable, bearing interest at 15 percent per annum, due
                on demand                                                                    15,000
                                                                                        -----------
                                                                                            750,449
         Less current portion                                                              (303,350)
                                                                                        -----------
                                                                                        $   447,099
                                                                                        ===========


                                                   15

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
        ========================================================================

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

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
        ========================================================================

                  o Annual interest on the Notes is equal to 10% provided that no interest shall be due and payable for any month in which the Company's trading price is greater than $0.3125 for each trading day of the month, which potential interest rate reduction is identified as an embedded derivative and has been bifurcated and recorded on the Company's balance sheet at its fair value;
                  o The SPA includes a penalty provision based on any failure to meet and/or maintain registration requirements for shares issuable under the conversion of the note or exercise of the warrants, which represents an embedded derivative, but such derivative has a de minimus value and has not been included in this analysis at September 30, 2006; and
                  o The SPA contains certain events of default including not having adequate shares registered to effectuate allowable conversions. In that event, the Company is required to pay a conversion default payment at 24% interest, which is identified as an embedded derivative and has been bifurcated and recorded on the Company's balance sheet at its fair value.

         The fair value of the embedded derivatives was $509,345 as of September 30, 2006.

         In conjunction with the Notes, the Company issued warrants to purchase 8,000,000 shares of common stock. The accounting treatment of the derivatives and warrants requires that the Company record the warrants at their fair values, which totaled $843,583 at September 30, 2006.

         The Company recorded the first $1,900,000 of fair value of the derivatives and warrants to debt discount, which will be amortized to interest expense over the term of the Notes. During the three months ended September 30, 2006 the Company repaid $166,667 of the principal balance of the Notes. Amortization expense on this debt discount for the three months ended September 30, 2006 and 2005 was $261,016 and $98,226, respectively.

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

         Future minimum principal payments (excluding the debt discount) at September 30, 2006 are as follows under notes payable for the year ending June 30:

                 2007 (nine months)                                $    303,350
                 2008                                                   700,000
                 2009                                                   445,444
                                                                   ------------

                                                                   $  1,448,794
                                                                   ============

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
        ========================================================================


         NOTE 9 - COMMITMENTS AND CONTINGENCIES
         --------------------------------------

         Litigation
         ----------

         On April 15, 2005 a complaint was filed by Jamestown, L.C. against us in the matter entitled Jamestown L.C. vs. Reclamation Consulting and Applications, Inc. Case No. 050907049, filed with the Third Judicial District Court, County of Salt Lake, State of Utah. The complaint alleges unjust enrichment and seeks past due rent in the amount of $54,272 plus interest and attorney fees. On September 22, 2005, this matter was mediated in Salt Lake City, Utah, and the parties entered into a Memorandum of Understanding. Pursuant to the Memorandum of Understanding, we have agreed to pay the plaintiff the sum of $30,000 on March 1, 2006, and $3,100 per month for 24 months commencing on April 1, 2006, subject to our option to pay the entire settlement amount at a 20% discount. At September 30, 2006, we owed the plaintiff approximately $63,200, including $3,100 in back payments due under the Memorandum of Understanding.

         Future minimum payments under the Memorandum of Understanding for the years ending June 30 are:

                 2007 (nine months)                                   $  35,600
                 2008                                                    27,600
                                                                      ---------

                                                                      $  63,200
                                                                      =========

         On May 2, 2005, a complaint was filed by Pacific Business Capital Corporation against us, our President, Gordon Davies, and our Vice President, Michael Davies, in the matter entitled Pacific Business Capital vs. Reclamation Consulting and Applications, Inc., et. al., Case No. 05CC05777, filed with the Superior Court of State of California, County of Orange. The complaint alleges, among other things, a cause of action for breach of contract and seeks the return of approximately $55,000, which the plaintiffs allege they loaned us under a "partly written, partly oral" agreement, pursuant to which a total of $80,000 was loaned to us. Our management has denied that the plaintiffs are owed the amounts sought and we intend to vigorously defend this action on the basis brought by the plaintiffs. Specifically, our management denies that any such agreement for such loan ever existed, and that we never received any funds pursuant thereto, if any, from the plaintiffs. On August 2, 2005, a hearing on our Demurrer to the Complaint, filed on May 2, 2005, was held, pursuant to which the court granted our Demurrer on the grounds set forth therein, but granted plaintiffs leave to amend their Complaint. On August 29, 2005, plaintiffs again filed an amended complaint against us, Mr. Gordon Davies, and Mr. Michael Davies. On September 5, 2006, the parties reached an oral settlement agreement under which we agreed to pay PBCC a total of $21,000 over the course of 11 months. Pursuant to the settlement agreement, at September 30, 2006, we paid a total of $5,000, and we are to pay the plaintiffs an additional $1,500 per month beginning October 1, 2006 and ending July 1, 2007; and $1,000 on August 1, 2007. In the event that the principal amount is paid in full by January 2, 2007 there will be a $2,000 discount to the payoff amount. There is a 10-day grace period for each scheduled payment and there is a deed as security on property owned by our CEO, Mr. Michael Davies. No interest is due under the settlement agreement if we comply with the terms thereof. In the event that we are in default of the settlement agreement, a 10% simple interest per annum will be added, and the entire amount shall immediately become due upon our default. An Order to Show Cause hearing regarding dismissal is currently scheduled for December 17, 2007. As of the date of filing of our Quarterly Report for the period ended September 30, 2006, we have paid the plaintiffs a total of $8,000.

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
        ========================================================================

         On September 25, 2006, a Complaint was filed by AID Equipment, LLC against us in the matter entitled AID Equipment vs. Reclamation Consulting And Application, Inc., Case No: 060700802, filed in the Seventh Judicial District Court in and for Carbon County, State Of Utah. Plaintiffs generally allege in their complaint that we engaged the plaintiffs to supply and fabricate equipment and that our president endorsed a credit application in return for plaintiff's services to be performed valued at approximately $20,342. Plaintiffs are requesting damages in the amount of $17,286 and for attorneys' fees, costs and expenses. Our management denies that the plaintiffs are owed the amounts sought, and we intend to vigorously defend this action on the basis brought by the plaintiffs. On October 25, 2006, we filed an Answer to the Complaint generally denying all plaintiffs allegations and setting forth certain affirmative defenses.

         Loss on Collateralized Shares
         -----------------------------

         In April 2006 the Company entered into an agreement to borrow $300,000 from a third party and collateralized 1,500,000 shares of the Company's common shares in order to consummate the loan. The collateralized shares were the property of one of the Company's shareholders. The loan never funded and the agreement was voided. During the return of the collateralized shares to the shareholder a total of 500,000 shares were mishandled and could not be located. The Company is still working to recover the missing shares but has set up an accrual for the loss to the shareholder for $110,000, which has been included in accrued expenses as of September 30, 2006 in the accompanying condensed balance sheet.

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

         NOTE 10 -STOCKHOLDERS' EQUITY
         -----------------------------

         Common Stock
         ------------

         During the three months ended September 30, 2006 and 2005, the Company did not issue any common shares.

         During the three months ended September 30, 2005, the Company settled debt to a related party by paying cash of $25,000 in lieu of 100,000 shares of common stock that were committed to be issued at June 30, 2005. No gain or loss was recorded on this transaction.

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
        ========================================================================

         Stock Options and Warrants
         --------------------------

         During the three months ended September 30, 2005, the Company granted fully vested options to various consultants for services rendered which were accounted for using the fair value of the options granted based on the Black-Scholes option-pricing model. The Company recorded $128,731 as consulting expense during the three months ended September 30, 2005.

         In addition, the Company issued 2,250,000 warrants to a consultant in fiscal 2005, 750,000 warrants vested on August 17, 2005 and the remainder vests at the rate of 750,000 warrants each on November 17, 2005 and February 17, 2006. The fair value of each group of 750,000 warrants is $136,500 and will be recognized as compensation expense in the accompanying financial statements upon vesting. For the three months ended September 30, 2005, the Company recognized $136,500 as consulting expense for the vesting of warrants on August 17, 2005.

         There were no stock options granted or warrants issued during the three months ended September 30, 2006.


         The following assumptions were used under the Black-Scholes method at the date of grant to estimate the fair value of the option and warrant grants to non-employees during the three months ended September 30, 2005:

                  Expected Life                               1-5 Years
                  Risk-free interest rate                         4.18%
                  Dividend yield                                     0%
                  Volatility                                       140%

         NOTE 11 - LICENSE
         -----------------

         Effective January 4, 2006, the Company entered into a license agreement with Billfighter Investments, Limited ("Billfighter"), in which the Company agreed to grant 4,000,000 shares of common stock and a note payable in the amount of $180,000 for the ability to utilize certain technology owned by Billfighter. The shares were valued at $320,000 based on the fair market value on the date of grant of $0.08 per share, resulting in a total value of $500,000. The principal of $180,000 and interest of $557 was converted the following day, January 5, 2006, into 3,611,150 shares of common stock based on the fair market value on that date of $0.05 per share. The license grants the Company the sole and exclusive right and license to use, produce, manufacture, market, sell and distribute the licensed product within a defined territory. The Company also agrees to pay cash royalties in the amount of 10% of net revenues generated by the license. The license has no defined term and is subject to termination by either party. The Company believes the license has a useful life of 10 years and is amortizing on a straight-line basis over this term. Amortization expense of $12,500 was recognized during the three months ended September 30, 2006 and is included in selling, general and administrative expenses in the accompanying condensed statement of operations.

         NOTE 12 - SUBSEQUENT EVENTS
         ---------------------------

         UNSECURED CONVERTIBLE DEBT

         On October 17, 2006, the Company entered into a Note Purchase Agreement (the "Agreement") with Canvasback Company Limited, a company organized under the laws of the country of Anguilla (the "Lender"), pursuant to which the Company issued the Lender an Unsecured Convertible Promissory Note (the "Note") for the aggregate principal amount of Two Million, Seventy-Nine Thousand, Sixty-Seven

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
        ========================================================================

         Dollars ($2,079,067) (the "Loan"), accruing interest at the annual rate of ten percent (10%) per annum and maturing on October 17, 2007. Pursuant to the Agreement, the Lender has agreed to purchase additional Unsecured Convertible Promissory Notes up to an aggregate of One Hundred Twenty Thousand Dollars ($120,000). Subsequently, on November 7, 2006, the Company issued another Note in the amount of $108,000 pursuant to this Agreement and having the same terms and conditions as the original Note issued thereunder. At any time after a Conversion Event (as defined below), the Loan is convertible, at the election of the Lender, into a number of shares of the Company's common stock (the "Conversion Shares") obtained by dividing the aggregate amount of principal and accrued but unpaid interest due under the Note as of the date of conversion, by Two and One-Half Cents ($.025). As of November 7, 2006, if a Conversion Event had occurred on this date, the amount of common stock shares issuable upon full conversion of the Note would be 90,970,080 shares or approximately 65% of the Company's outstanding common stock.

         The proceeds received from the sale of the unsecured convertible notes were used for business development purposes, working capital needs, pre-payment of interest, payment of consulting and legal fees and purchasing inventory.

         As discussed below, due to substantial restrictions on the Company's ability to raise capital through the issuance of its equity securities, it has been difficult for the Company to raise capital to fund its working capital needs. Since April 6, 2006, the Lender has periodically infused capital into the Company in the form of unsecured debt to allow it to meet its obligations and continue operations. Accordingly, the Note reflects the memorialization of all such unsecured debt. In exchange for the right to convert the Loan, the Lender has agreed to provide the Company with an additional One Hundred Twenty Thousand Dollars ($120,000) of unsecured debt (the "Subsequent Loan" and, together with the Loan, the "Unsecured Debt"), which Subsequent Loan will likewise be subject to the same terms and conditions and have the same conversion rights as set forth in the Agreement and the Note.

         In light of the restrictions on the Company's ability to raise capital through the issuance of its common stock at a price below the market value on the date of such issuance, the Lender has agreed that the conversion provisions applicable to the Unsecured Debt will not become operative unless and until either (i) the Company obtains the prior written consent of the Existing Noteholders (as defined below) to permit the Conversion of the Unsecured Debt, or any portion thereof, into Conversion Shares pursuant to the terms of the Agreement; or (ii) the Securities Purchase Agreement (as defined below) is terminated pursuant to terms and all the Company's obligations under the Securities Purchase Agreement have been fully satisfied or waived (each, a "Conversion Event").

         As discussed herein, on June 23, 2005, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (collectively, the "Existing Noteholders") pursuant to which it issued to each of the Existing Noteholders a Secured Convertible Note (collectively, the "Convertible Notes"). The Securities Purchase Agreement requires that the Company obtain the written consent of a majority of the Existing Noteholders prior to obtaining additional equity financing through the issuance of the Company's Common Stock at a discount to the market price of the Common Stock on the date of issuance.

         In addition, the Company has agreed that, within sixty (60) days after the issuance of any Conversion Shares, or as soon afterward as the Company may determine in good faith to be commercially reasonable, but in no event later than one hundred eighty (180) days, the Company will file a registration statement with the Commission seeking to have such Conversion Shares registered for public sale on Form SB-2 or other applicable form of registration statement, and naming the holders (the "Holders") as selling stockholders (unless any Holder shall notify the Company in advance that it does not desire to be included in any such registration statement). The Company shall pay for all

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
         =======================================================================

         registration expenses incurred in connection with any registration, qualification or compliance pursuant to this Agreement. All individual selling expenses incurred in connection with any such registration, qualification or compliance, including without limitation any separate counsel which any Holder may desire to engage in connection with the filing of such registration statement apart from the Company's counsel, will be borne by the Holders of the Conversion Shares participating in such registration, pro rata on the basis of the number of their shares so registered.

        APPOINTMENT TO ADVISORY BOARD

         On October 16, 2006, the Company entered into an Advisory Board Services Agreement (the "Agreement") with Norman R. Gish (the "Advisor"), pursuant to which the Company engaged the Advisor to assist it in its efforts to increase exposure of its Alderox(R) line of products in the mining, oil sands, and drilling industries in Canada. The Advisor has a long history and extensive associates within the aforementioned industries and the Company believes that these relationships will considerably and immediately increase i exposure in these industry segments. The period of engagement commences on October 16, 2006 and terminates on October 16, 2007. As compensation for the Advisor's advisory services, the Company issued the Advisor warrants (the "Warrants") to purchase five hundred thousand (500,000) shares (the "Warrant Shares") of its restricted common stock, at a price of Fifteen Cents ($0.15) per share. The Warrants are immediately exercisable at the exercise price at any time during the period commencing on October 16, 2006 and ending October 16, 2011. The Warrant and the Warrant Shares issuable thereunder are subject to adjustment as set forth in the Warrant Certificate.

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

Reclamation Consulting and Applications, Inc., ("us", "we", the "Company" or the "Registrant") is a Colorado corporation that currently specializes in the production and sale of its Alderox(R) products, including Alderox(R) ASA-12(R), DCR(R), KR-7(R), PaverBlendTM, TSR(R), and ASA Cleaners. We were originally formed in 1976, under the name "Vac-Tec Systems, Inc." and operated primarily in the glass vaccum coating business. Subsequently, in early 1977, we were reorganized as a public shell corporation with no significant assets.

Presently, we are engaged primarily in the production, sale and distribution of our Alderox(R) line of products which are made from our patented formula relating specifically to an improved release agent for mitigating the sticking of asphalt, concrete and other similar products to various surfaces. Release agents are commonly applied to containers, mixers, truck beds and forms prior to pouring asphalt or concrete into them and act as a barrier to mitigate adhesion of the asphalt, concrete or other material to the relevant surfaces. The release agents included in our Alderox(R) line of products are comprised mostly of oils, especially a 100% biodegradable and otherwise environmentally friendly oil such as soybean oils. Our Alderox(R) formulation may be comprised of any desired oil or combination of oils, filtered or unfiltered, with little or no water, so long as it meets the ranges of viscosity, specific gravity and other criteria determined by us to be the most effective for release agents.

Our Alderox(TM) line of products includes ASA-12(R), DCR(R), KR-7(R), PaverBlendTM, TSR(R), and ASA Cleaners. ASA-12(R) is an asphalt release agents and DCR(R) is a drag chain lubricant, each of which was developed by us in response to the need for effective, economical and environmentally-friendly products in the asphalt industry. PaverBlendTM is also an asphalt related product used to keep paving equipment free from debris. KR7(R) is a concrete release agent also developed by us in response to the concrete industry's need for effective, economical and environmentally-friendly products. TSR(R) is an environmentally friendly product for the oil sands industry to reduce the build-up of clay, lime and mud on the undercarriages and sides of transport vehicles and equipment. Our application equipment includes the Reliant 1, Reliant 2 and Reliant 3 control spray systems. The Reliant 1 was specifically designed as a robotic automated spray system to control the amount and temperature of Alderox ASA-12(R) sprayed onto the beds of asphalt haul trucks. The pump system draws from a tank that stores the AlderoxTM product and automatically applies a predetermined amount of product onto the truck bed. The Reliant 2 is a manual hand held spray system which controls the amount of Alderox ASA-12(R) sprayed onto the beds of asphalt haul trucks and also draws from a storage tank. The Reliant 3 was designed as a specialized spray system for drag chain lubrication for use within the asphalt production and mining industries. Drag chains are large industrial chains used in the asphalt industry to drag or transport asphalt from production to distribution containers.

As reflected in our Financial Statements included in Item 1 of Part I of this Report, we have incurred cumulative losses of $20,488,186, including net income
(loss) of $1,542,232 and $(45,530) for the three-month periods ended September 30, 2006 and 2005, respectively. At September 30, 2006, we have a working capital deficit of $3,284,494. As a result, recoverability of a major portion of the recorded assets reflected in our condensed balance sheet included with our condensed financial statements is dependent upon future sustainable profitable operation of our Company, which, in turn, is dependent upon our ability to raise additional capital, obtain financing, increase our customer base and manage our costs. Our management has taken the following steps, which it believes are sufficient to provide our Company with the ability to continue as a going concern: (a) controlling of salaries and general and administrative expenses;
(b) managing accounts payable, and (c) evaluating our distribution and marketing methods.

SUBSEQUENT EVENT

As disclosed on our Current Report on Form 8-K, filed with the Commission on October 20, 2006, on October 17, 2006, we entered into a Note Purchase Agreement (the "Agreement") with Canvasback Company Limited, a company organized under the laws of the country of Anguilla (the "Lender"), pursuant to which we issued the Lender an Unsecured Convertible Promissory Note (the "Note") for the aggregate principal amount of Two Million, Seventy-Nine Thousand, Sixty-Seven Dollars ($2,079,067) (the "Loan"), accruing interest at the annual rate of ten percent (10%) per annum and maturing on October 17, 2007. Pursuant to the Agreement, the Lender has agreed to purchase additional Unsecured Convertible Promissory Notes up to an aggregate of One Hundred Twenty Thousand Dollars ($120,000). Subsequently, on November 7, 2006 we issued another Note in the amount of $108,000 pursuant to this Agreement and having the same terms and conditions as the original Note issued thereunder. At any time after a Conversion Event (as defined below), the Loan is convertible, at the election of the Lender, into a number of shares of the Company's common stock (the "Conversion Shares") obtained by dividing the aggregate amount of principal and accrued but unpaid interest due under the Note as of the date of conversion, by Two and One-Half Cents ($.025). As of November 7, 2006, and if a Conversion Event had occurred by this date, the amount of common stock shares issuable upon full conversion of the Note would be 90,970,080 shares or approximately 65% of our outstanding common stock.

As discussed below, due to substantial restrictions on our ability to raise capital through the issuance of our equity securities, it has been difficult to raise capital to fund our working capital needs. Since April 6, 2006, the Lender has periodically infused capital into the Company in the form of unsecured debt to allow us to meet our obligations and continue operations. Accordingly, the Note reflects the memorialization of all such unsecured debt. In exchange for the right to convert the Loan, the Lender has agreed to provide us with an additional One Hundred Twenty Thousand Dollars ($120,000) of unsecured debt (the "Subsequent Loan" and, together with the Loan, the "Unsecured Debt"), which Subsequent Loan will likewise be subject to the same terms and conditions and have the same conversion rights as set forth in the Agreement and the Note.

In light of the restrictions on our ability to raise capital through the issuance of our common stock at a price below the market value on the date of such issuance, the Lender has agreed that the conversion provisions applicable to the Unsecured Debt will not become operative unless and until either (i) we obtain the prior written consent of the Existing Noteholders (as defined below) to permit the Conversion of the Unsecured Debt, or any portion thereof, into Conversion Shares pursuant to the terms of the Agreement; or (ii) the Securities Purchase Agreement (as defined below) is terminated pursuant to terms and all our obligations under the Securities Purchase Agreement have been fully satisfied or waived (each, a "Conversion Event").

As previously disclosed in our filings with the Securities and Exchange Commission (the "Commission"), on June 23, 2005, we entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (collectively, the "Existing Noteholders") pursuant to which we issued to each of the Existing Noteholders a Secured Convertible Note (collectively, the "Convertible Notes"). The Securities Purchase Agreement requires that we obtain the written consent of a majority of the Existing Noteholders prior to obtaining additional equity financing through the issuance of our Common Stock at a discount to the market price of the Common Stock on the date of issuance.

In addition, we have agreed that, within sixty (60) days after the issuance of any Conversion Shares, or as soon afterward as the Company may determine in good faith to be commercially reasonable, but in no event later than one hundred eighty (180) days, we will file a registration statement with the Commission seeking to have such Conversion Shares registered for public sale on Form SB-2 or other applicable form of registration statement, and naming the holders (the "Holders") as selling stockholders (unless any Holder shall notify the Company in advance that it does not desire to be included in any such registration statement). The Company shall pay for all registration expenses incurred in connection with any registration, qualification or compliance pursuant to this Agreement. All individual selling expenses incurred in connection with any such registration, qualification or compliance, including without limitation any separate counsel which any Holder may desire to engage in connection with the filing of such registration statement apart from the Company's counsel, will be borne by the Holders of the Conversion Shares participating in such registration, pro rata on the basis of the number of their shares so registered.

CRITICAL ACCOUNTING POLICIES

There were no changes to our critical accounting policies as described in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005.


------------------------------------------------------------------------------------------------------------------------------------
                                                                 FOR THE THREE MONTHS ENDED
------------------------------------------------------------------------------------------------------------------------------------
                                                      SEPTEMBER 30, 2006             SEPTEMBER 30, 2005         Change       Change
                                                   -------------------------    -------------------------     ---------     --------
                                                                     % of                         % of
                                                        $           Revenue          $           Revenue          $            %
                                                   -----------     ---------    -----------      --------     ---------     --------
Net Revenues                                       $    68,387           100%   $    48,177          100%        20,210         42%
Cost of Revenues                                        50,486            74%        36,180           75%        14,306         40%
                                                   -----------     ---------    -----------      -------

Gross Profit                                            17,901            26%        11,997           25%         5,904         49%

Operating Expenses
Selling, General and Administrative Expenses           426,068           623%       834,772        1,733%      (408,704)       (49)%
                                                   -----------     ---------    -----------      -------

Loss from Operations                               $  (408,167)         (597)%  $  (822,775)      (1,708)%      414,608        (50)%
                                                   -----------     ---------    -----------      -------

Other  Income (Expense)
Interest Expense                                      (363,944)         (532)%     (162,231)        (337)%     (201,713)       124%
Change in fair value of derivative liabilities       2,315,143          3385%       940,276        1,952%     1,374,867        146%
                                                   -----------     ---------    -----------      -------
Net Other Income                                   $ 1,951,199          2853%   $   778,045        1,615%     1,173,154        151%
                                                   -----------     ---------    -----------      -------

Income (Loss) before provision for income tax        1,543,032          2256%       (44,730)         (93)%    1,587,762     (3,550)%
Provision for Income Taxes                                 800             1%           800            2%             0          0 %
                                                   -----------     ---------    -----------      -------

Net Income (Loss)                                  $ 1,542,232          2255%   $   (45,530)         (95)%    1,587,762     (3,487)%
                                                   ===========     =========    ===========      =======

Net Income Per Share
     Basic                                         $      0.01                  $         0
                                                   ===========                  ===========
     Diluted                                       $      0.00                  $         0
                                                   ===========                  ===========

Weighted-Average Common Shares outstanding
  - Basic and Diluted
     Basic                                          40,803,834                   29,620,813                   11,183,021         38%
                                                   ===========                  ===========
     Diluted                                        85,248,204                   29,620,813                   55,627,391        188%
                                                   ===========                  ===========

NET REVENUES

Net Revenues for the three month period ended September 30, 2006 increased to $68,387 from $48,177 for the three month period ended September 30, 2005. This increase in net revenues of $20,210 or approximately 42% over the prior period is due primarily to the Distributorship agreement with Applied Industrial Technologies.

COST OF REVENUES

Cost of revenues for the three month period ended September 30, 2006 increased to $50,486 from $36,180 for the three month period ended September 30, 2005. This increase in cost of revenues of $14,306, or approximately 40% over the prior period is due primarily to the increase in material input costs of the goods sold during the period.

GROSS PROFITS

Gross profits for the three month period ended September 30, 2006 increased to $17,901 from $11,997 for the three month period ended September 30, 2005. This increase in gross profits of $5,904, or approximately 49% over the prior period is due primarily to the Distributorship agreement with Applied Industrial Technologies

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three month period ended September 30, 2006 decreased to $426,068 from $834,772 for the three month period ended September 30, 2005. This decrease in selling, general and administrative expenses of $408,704, or approximately 49% over the prior period is due primarily to a decrease in professional and consulting fees associated with the decrease in our financing activities.

LOSS FROM OPERATIONS

Loss from operations for the three month period ended September 30, 2006 decreased to $408,167 from $822,775 for the three month period ended September 30, 2005. This decrease in loss from operations of $414,608, or approximately 50% is due primarily to the decrease in selling, general and administrative expenses.

INTEREST EXPENSE

Interest expense for the three month period ended September 30, 2006 increased to $363,944 from $162,231 for the three month period ended September 30, 2005. This increase in interest expense of $201,713, or approximately 124% over the prior period is due primarily to debt discount amortization totaling $261,016.

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES

Change in fair value of derivative liabilities for the three month period ended September 30, 2006 was $2,315,143, compared to $940,276 for the three month period ended September 30, 2005. This change in the fair value of derivative liabilities of $1,374,867 or approximately 146% is due primarily to the change in value of our derivative liabilities.

NET INCOME

Net income for the three month period ended September 30, 2006 was $1,542,232 compared to a net loss of $45,530 for the three month period ended September 30, 2005. This change to profitability during the 2006 period when compared to the same period in fiscal 2005 was due primarily to our ability to increase our gross profit margins and contain our operating expenses, as well as the change in the fair value of our derivative liabilities when compared to the first quarter of our fiscal year 2005 as a result of our declining stock price.

LIQUIDITY AND CAPITAL RESOURCES

For the three-months ended September 30, 2006, we used cash of $496,383 in our operating activities and received cash of $496,383 in our financing activities.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash used in our operating activities of $496,383 for the three months ended September 30, 2006 was primarily attributable to a net income of $1,542,232, and adjustments to reconcile net income to net cash used in operating activities of $2,038,615 consisting of the following: (a) depreciation and amortization of $19,411, (b) change in fair value of derivative and warrant liabilities aggregating $2,315,143, (c) amortization of discount on notes payable of $261,016, (d) increase in accounts receivable of $29,454, (e) increase in inventories of $6,464, (f) increase in prepaid expenses of $113, and (g) increase in accounts payable and accrued expenses of $32,032.

CASH FLOWS FROM INVESTING ACTIVITIES

We neither used nor received any cash from our investing activities for the three months ended September 30, 2006.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by our financing activities of $496,383 for the three months ended September 30, 2006 was from proceeds on notes payable of $712,050 offset by payments on notes payable of $215,667.

INTERNAL SOURCES OF LIQUIDITY

For the three months ended September 30, 2006, the funds generated from our operations were insufficient to fund our daily operations. For the three months ended September 30, 2006, we had a gross profit of $17,902, and we were thus unable to meet our operating expenses of $426,069 for the same period. There is no assurance that funds from our operations will meet the requirements of our daily operations in the future. In the event that funds from our operations will be insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

EXTERNAL SOURCES OF LIQUIDITY

At September 30, 2006, we have debt owing to related parties aggregating $2,212,895 as summarized in Note 7 to the financial statements.

At September 30, 2006, we have debt owing to non-related parties aggregating $750,449 (net of unamortized debt discounts) as summarized in Note 8 to the financial statements.

We actively pursue all potential financing options as we look to secure additional funds to both stabilize and grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits. There can be no assurance that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of such financing will be favorable to us or our existing stockholders. As a result, our independent registered public accounting firm has issued a "going concern" modification to its report on our audited financial statements for the year ended June 30, 2006.

UNSECURED CONVERTIBLE NOTES

In addition, and as discussed above, on October 17, 2006, we entered into a Note Purchase Agreement (the "Agreement") with Canvasback Company Limited, a company organized under the laws of the country of Anguilla (the "Lender"), pursuant to which we issued the Lender an Unsecured Convertible Promissory Note (the "Note") for the aggregate principal amount of Two Million, Seventy-Nine Thousand, Sixty-Seven Dollars ($2,079,067) (the "Loan"), accruing interest at the annual rate of ten percent (10%) per annum and maturing on October 17, 2007. Pursuant to the Agreement, the Lender has agreed to purchase additional Unsecured Convertible Promissory Notes up to an aggregate of One Hundred Twenty Thousand Dollars ($120,000). Subsequently, on November 7, 2006 we issued another Note in the amount of $108,000 pursuant to this Agreement and having the same terms and conditions as the original Note issued thereunder. At any time after a Conversion Event (as defined below), the Loan is convertible, at the election of the Lender, into a number of shares of the Company's common stock (the "Conversion Shares") obtained by dividing the aggregate amount of principal and accrued but unpaid interest due under the Note as of the date of conversion, by Two and One-Half Cents ($.025). As of November 7, 2006, and if a Conversion Event had occurred by this date, the amount of common stock shares issuable upon full conversion of the Note would be 90,970,080 shares or approximately 65% of our outstanding common stock.

The proceeds received from the sale of the unsecured convertible notes were used for business development purposes, working capital needs, pre-payment of interest, payment of consulting and legal fees and purchasing inventory.

As discussed below, due to substantial restrictions on our ability to raise capital through the issuance of our equity securities, it has been difficult to raise capital to fund our working capital needs. Since April 6, 2006, the Lender has periodically infused capital into the Company in the form of unsecured debt to allow us to meet our obligations and continue operations. Accordingly, the Note reflects the memorialization of all such unsecured debt. In exchange for the right to convert the Loan, the Lender has agreed to provide us with an additional One Hundred Twenty Thousand Dollars ($120,000) of unsecured debt (the "Subsequent Loan" and, together with the Loan, the "Unsecured Debt"), which Subsequent Loan will likewise be subject to the same terms and conditions and have the same conversion rights as set forth in the Agreement and the Note.

In light of the restrictions on our ability to raise capital through the issuance of our common stock at a price below the market value on the date of such issuance, the Lender has agreed that the conversion provisions applicable to the Unsecured Debt will not become operative unless and until either (i) we obtain the prior written consent of the Existing Noteholders (as defined below) to permit the Conversion of the Unsecured Debt, or any portion thereof, into Conversion Shares pursuant to the terms of the Agreement; or (ii) the Securities Purchase Agreement (as defined below) is terminated pursuant to terms and all our obligations under the Securities Purchase Agreement have been fully satisfied or waived (each, a "Conversion Event").

As discussed above, on June 23, 2005, we entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (collectively, the "Existing Noteholders") pursuant to which we issued to each of the Existing Noteholders a Secured Convertible Note (collectively, the "Convertible Notes"). The Securities Purchase Agreement requires that we obtain the written consent of a majority of the Existing Noteholders prior to obtaining additional equity financing through the issuance of our Common Stock at a discount to the market price of the Common Stock on the date of issuance.

In addition, we have agreed that, within sixty (60) days after the issuance of any Conversion Shares, or as soon afterward as the Company may determine in good faith to be commercially reasonable, but in no event later than one hundred eighty (180) days, we will file a registration statement with the Commission seeking to have such Conversion Shares registered for public sale on Form SB-2 or other applicable form of registration statement, and naming the holders (the "Holders") as selling stockholders (unless any Holder shall notify the Company in advance that it does not desire to be included in any such registration statement). The Company shall pay for all registration expenses incurred in connection with any registration, qualification or compliance pursuant to this Agreement. All individual selling expenses incurred in connection with any such registration, qualification or compliance, including without limitation any separate counsel which any Holder may desire to engage in connection with the filing of such registration statement apart from the Company's counsel, will be borne by the Holders of the Conversion Shares participating in such registration, pro rata on the basis of the number of their shares so registered.

We may still need additional investments in order to continue operations. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

OFF BALANCE SHEET ARRANGEMENTS

We do not have nor do we maintain any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

ITEM 3.           CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, September 30, 2006. This evaluation was carried out under the supervision and with the participation of our President, Mr. Gordon Davies and our Chief Financial Officer, Mr. Michael Davies (collectively, the "Certifying Officers"). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, September 30, 2006, our disclosure controls and procedures were effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the "Commission").

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended September 30, 2006. Based upon this evaluation, we have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or a publicly reporting company. Below is a summary of the current developments involving known pending and threatened litigation involving our Company and/or our officers and directors on matters related to our Company as of the date of this Report.

On September 25, 2006, a Complaint was filed by AID Equipment, LLC against us in the matter entitled AID Equipment vs. Reclamation Consulting And Application, Inc., Case No: 060700802, filed in the Seventh Judicial District Court in and for Carbon County, State Of Utah. Plaintiffs generally allege in their complaint that we engaged the plaintiffs to supply and fabricate equipment and that our president endorsed a credit application in return for plaintiff's services to be performed valued at approximately $20,342. Plaintiffs are requesting damages in the amount of $17,286 and for attorneys' fees, costs and expenses. Our management denies that the plaintiffs are owed the amounts sought, and we intend to vigorously defend this action on the basis brought by the plaintiffs. On October 25, 2006, we filed an Answer to the Complaint generally denying all plaintiffs allegations and setting forth certain affirmative defenses.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the three month period ended September 30, 2006, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any of our indebtedness exceeding 5% of our total assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three month period ended September 30, 2006.

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit No.  Description

   Exhibit No.     Description

         31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

         31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

         32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)


         SIGNATURES

         In accordance with the requirements of the Exchange Act, we have cause this report to be signed on our behalf by the undersigned, thereunto duly authorized.



                                RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                Date:  November 14, 2006


                                /s/ GORDON W. DAVIES
                                ------------------------------------------------
                                Gordon W. Davies,
                                President and Chairman of the Board of Directors

                                Date:  November 14, 2006