Form 10QSB
period 2006-12-31
RECLAMATION CONSULTING & APPLICATIONS INC
filed 2007-02-20
CIK 1100091

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 19345

                For the quarterly period ended December 31, 2006.

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____.

                        Commission file number: 000-26017

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
        (Exact name of Small Business Issuer as specified in its charter)

               Colorado                                       58-2222646
            --------------                                  ---------------
      (State or other jurisdiction                          (IRS Employer
    of incorporation or organization)                     Identification No.)

       940 Calle Amanecer, Suite E
         San Clemente, California                                92673
------------------------------------------                    -----------
 (Address of principal executive offices)                     (Zip Code)

          Issuer's telephone number, including area code: 949-609-0590 Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $0.01 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 49,066,358 shares as of February 20, 2007.

Transitional Small Business Disclosure Format (check one);  Yes [ ] No [X]

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION.................................................1

   ITEM 1.    FINANCIAL STATEMENTS.............................................1

   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......21

PART II  - OTHER INFORMATION..................................................31

   ITEM 1.    LEGAL PROCEEDINGS...............................................31

   ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....31

   ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.................................31

   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............31

   ITEM 5.    OTHER INFORMATION...............................................31

   ITEM 6.    EXHIBITS........................................................32

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                    RECLAMATION CONSULTING AND APPLICATIONS, INC.
                               CONDENSED BALANCE SHEET
                                     (UNAUDITED)
                                  DECEMBER 31, 2006


                                       ASSETS

CURRENT ASSETS:
            Cash and cash equivalents                                   $         --
            Accounts receivable                                                6,326
            Inventories                                                       98,295
            Prepaid expenses and other current assets                         15,450
                                                                        ------------

                       Total current assets                                  120,071

Property and equipment, net                                                   38,058
License agreement, net                                                       450,000
Deferred financing costs, net                                                 20,833
Deposits                                                                      28,158
                                                                        ------------

                                                                        $    657,120
                                                                        ============

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
            Accounts payable and bank overdraft                         $    300,811
            Accrued professional fees                                         72,875
            Payroll taxes payable                                            137,674
            Accrued interest payable                                         260,107
            Payable to shareholder                                           110,000
            Other accrued expenses                                            48,795
            Current portion of accrued judgment payable                       47,200
            Notes payable - related parties                                2,873,616
            Current portion of notes payable                                 296,350
                                                                        ------------

                       Total current liabilities                           4,147,428

            Accrued judgment payable, net of current portion                  12,100
            Notes payable, net of current portion and debt discount          430,893
            Derivative and warrant liabilities                             1,610,205
                                                                        ------------

                       Total liabilities                                   6,200,626
                                                                        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
            Common stock, $0.01 par value; 150,000,000 authorized,
            49,066,358 shares issued and outstanding                         490,664
            Committed shares                                                  32,400
            Additional paid-in-capital                                    14,689,807
            Treasury stock (1,500,000 shares), at cost                       (15,000)
            Accumulated deficit                                          (20,741,377)
                                                                        ------------

                       Total stockholders' deficit                        (5,543,506)
                                                                        ------------

                                                                        $    657,120
                                                                        ============


       See the accompanying notes to unaudited condensed financial statements.



                                          RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                               CONDENSED STATEMENTS OF OPERATIONS
                                  FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                                           (UNAUDITED)


                                                              Three Months Ended December 31       Six Months Ended December 31
                                                              ------------------------------      ------------------------------
                                                                  2006              2005              2006              2005
                                                              ------------      ------------      ------------      ------------

Net revenue                                                   $     34,369      $     13,057      $    101,389      $     61,234

Cost of revenue                                                     26,271            26,316            75,390            62,496
                                                              ------------      ------------      ------------      ------------

Gross profit  (loss)                                                 8,098           (13,259)           25,999            (1,262)

Selling, general and administrative expenses                       600,568           683,506         1,026,634         1,518,278
                                                              ------------      ------------      ------------      ------------
Loss from operations                                              (592,470)         (696,765)       (1,000,635)       (1,519,540)

Other income (expense)
    Interest expense                                              (275,147)         (150,258)         (639,091)         (312,489)
    Change in value of derivative and warrant liabilities          614,424           350,168         2,929,567         1,290,444
                                                              ------------      ------------      ------------      ------------
                                                                   339,277           199,910         2,290,476           977,955
                                                              ------------      ------------      ------------      ------------

Income (loss) before income taxes                                 (253,193)         (496,855)        1,289,841          (541,585)

Provision for income taxes                                              --                --               800               800
                                                              ------------      ------------      ------------      ------------
Net income (loss)                                             $   (253,193)     $   (496,855)     $  1,289,041      $   (542,385)
                                                              ============      ============      ============      ============

Net income (loss) per common share:
    Basic                                                     $      (0.01)     $      (0.02)     $       0.03      $      (0.02)
                                                              ============      ============      ============      ============
    Diluted                                                   $      (0.01)     $      (0.02)     $      (0.02)     $      (0.02)
                                                              ============      ============      ============      ============

Weighted-average common shares outstanding:
    Basic                                                       49,066,358        29,692,606        49,066,358        29,654,420
                                                              ============      ============      ============      ============
    Diluted                                                     49,066,358        29,692,606        85,113,523        29,654,420
                                                              ============      ============      ============      ============


                             See the accompanying notes to unaudited condensed financial statements.



                                 RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                       CONDENSED STATEMENT OF CASH FLOWS
                                                  (UNAUDITED)
                              FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005


                                                                                       2006             2005
                                                                                   -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income (loss)                                                     $ 1,289,041      $  (542,385)
             Adjustments to reconcile net income (loss) to net cash used in operating activities:
                    Stock-based compensation                                           140,000          401,731
                    Change in fair value of derivative and warrant liabilities      (2,929,567)      (1,290,444)
                    Amortization of discount on notes payable                          473,602          244,891
                    Depreciation and amortization                                       38,819           12,413
                    (Increase) decrease in operating assets:
                                Accounts receivable                                     10,782           17,464
                                Inventories                                            (33,775)         (18,274)
                                Prepaid expenses and other assets                        6,004           51,648
                    Increase (decrease) in operating liabilities:
                                Accounts payable and accrued expenses                   83,782           (1,909)
                                                                                   -----------      -----------

                    Total adjustments                                               (2,210,353)        (582,480)
                                                                                   -----------      -----------

             Net cash used in operating activities                                    (921,312)      (1,124,865)
                                                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
                    Acquisition of property and equipment                                   --           (5,627)
                                                                                   -----------      -----------

             Net cash used in investing activities                                          --           (5,627)
                                                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
                    Proceeds from notes payable                                      1,383,571        1,649,850
                    Payments on notes payable                                         (462,259)        (307,858)
                                                                                   -----------      -----------

             Net cash provided by financing activities                                 921,312        1,341,992
                                                                                   -----------      -----------

Net increase in cash and cash equivalents                                                   --          211,500

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              --               --
                                                                                   -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $        --      $   211,500
                                                                                   ===========      ===========


                    See the accompanying notes to unaudited condensed financial statements.



                                RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                      CONDENSED STATEMENT OF CASH FLOWS
                                                 (UNAUDITED)
                             FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                                 (CONTINUED)


                                                                                      2006           2005
                                                                                   ----------     ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:      Interest                                                       $   85,621     $   48,124
                                                                                   ==========     ==========
                    Income taxes                                                   $       --     $       --
                                                                                   ==========     ==========
Non-cash investing and financing activities:

Conversion of notes payable to common stock                                        $       --     $   29,000
                                                                                   ==========     ==========

Debt discount on convertible debt                                                  $       --     $1,900,000
                                                                                   ==========     ==========

Issuance of notes payable for cancellation of shares to be issued                  $       --     $   25,000
                                                                                   ==========     ==========


                   See the accompanying notes to unaudited condensed financial statements.

                                                     4

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                   FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
-----------------------------------------------

Organization
------------

Reclamation Consulting and Applications, Inc., ("us", "we", the "Company" or the "Registrant") is a Colorado corporation that currently specializes in the production and sale of its Alderox(R) products, including ASA 12(R), DCR(TM), Alderox KR7(R), PaverBlend(TM), Alderox TSR(TM), and ASA Cleaners. These products are made from our patented formula relating specifically to an improved release agent for mitigating the sticking of asphalt, concrete and other similar products to various surfaces. Release agents are commonly applied to containers, mixers, truck beds and forms prior to pouring asphalt or concrete into them, and act as a barrier to mitigate adhesion of the asphalt, concrete or other material to the relevant surfaces.

Basis of Presentation
---------------------

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. These principles are consistent in all material respects with those applied in the Company's financial statements contained in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2006, and pursuant to the instructions to Form 10-QSB and Item 310(b) of Regulation S-B promulgated by the Securities and Exchange Commission (the "SEC"). Interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. These unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto contained in the Company's annual report on Form 10-KSB for the year ended June 30, 2006.

Going Concern
-------------

The Company's condensed financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred cumulative losses of $20,741,377 including net income (loss) of $1,289,041 and $(542,385) for the six months ended December 31, 2006 and 2005, respectively, and has a working capital deficit of $4,027,357 at December 31, 2006.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed balance sheet is dependent upon future sustainable profitable operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing, increase its customer base and manage its costs. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps, which it believes are sufficient to provide the Company with the ability to continue as a going concern: (i) increasing sales through the marketing of service contracts which include the supply of specialized application equipment to the asphalt, concrete and mining industries; (ii) contemplating and planning the marketing a Private Placement Memorandum to raise $3,000,000 through convertible debentures; (iii) controlling of salaries and general and administrative expenses; (iv) managing accounts payable; and (v) increasing marketing activities within the mining industry and increasing international distribution capabilities through additional distributors.

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                   FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Use of Estimates
----------------

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability of long-lived assets, the realizability of accounts receivable, inventories and deferred tax assets, the fair value of derivative and warrant liabilities, and the fair value of common shares/options granted for services. Actual results could differ from those estimates.

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

Inventories
-----------

Inventories consist of raw materials and finished goods and are stated at the lower of cost (determined using the average cost method, which approximates the first-in, first-out method) or market. The Company regularly monitors potential excess or obsolete inventories by comparing the market value to cost. When necessary, the Company reduces the carrying amount of inventories to their market value.

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

The Company depreciates its property and equipment using the straight-line method over the following estimated useful lives:

Computers and office equipment                     3-5 years
Test equipment                                     5 years
Vehicles                                           5 years

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                   FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

--------------------------------------------------------------------------------


Long-Lived Assets
-----------------

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of December 31, 2006 the Company does not believe there has been any impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

Income Taxes
------------

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that these assets will not be realized through future operations.

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

The Company's conventional convertible debt is recorded net of the debt discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt on a straight-line basis, which approximates the effective interest method. For the three months ended December 31, 2006 and 2005, the Company recorded $0 and $12,500 of amortization related to BCF. For the six months ended December 31, 2006 and 2005, the Company recorded $0 and $ 37,500 of amortization related to BCF.

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

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                   FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

--------------------------------------------------------------------------------


Derivative Financial Instruments
--------------------------------

The Company's derivative financial instruments consist of embedded derivatives related to the Callable Secured Convertible Term Notes (the "Notes") entered into on June 23, 2005 (see Note 8). These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date ($893,261 as of December 31, 2006). In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. The fair value of such options and warrants at December 31, 2006 totaled $716,944. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion-related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 166%; and risk free interest rate of 5.16% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using discounted cash flows and probability analysis. The derivatives are classified as long-term liabilities (see Note 8).

For the three and six months ended December 31, 2006, the net decrease in the derivative and warrant liability was $614,424 and $2,929,567, respectively, which is recorded as a component of other income in the accompanying condensed statements of operations.

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

Net Income (Loss) Per Share
---------------------------

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. Dilution is computed by applying the treasury stock method for options and warrants and computing shares issuable upon the conversion of notes payable using the "if converted" method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) as if funds obtained thereby were used to purchase common stock at the average market price during the period.

For the three and six months ended December 31, 2005, and the three months ended December 31, 2006, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation that is not permitted and therefore not included. Such dilutive amounts would have included shares potentially issuable pursuant to convertible debentures (see Notes 7 and 8) and outstanding "in-the-money" options and warrants (see Note 10).

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                   FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

--------------------------------------------------------------------------------


The following table sets forth for the six months ended December 31, 2006 the computation of basic and diluted net income (loss) per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share:

                                                                          Six Months Ended December 31, 2006
                                                                          ----------------------------------
Basic income per share:
        Net income                                                                  $  1,289,041
                                                                                    ------------

        Weighted-average common shares outstanding, basic                             49,066,358
                                                                                    ============


        Basic income per share                                                      $       0.03
                                                                                    ============

Diluted loss per share:
        Net income                                                                  $  1,289,041
        Additional debt discount amortization                                           (485,759)
        Change in fair value of derivative liablitities                               (2,929,567)
        Convertible notes interest expense                                                55,000
                                                                                    ------------

        Adjusted net loss available to common
        stockholders                                                                $ (2,071,285)
                                                                                    ============

Weighted-average common shares outstanding, basic                                     49,066,358
      Effect of dilutive securities:
              Stock options and warrants                                               1,818,182
              Convertible notes payable                                               34,228,983
                                                                                    ------------

        Weighted-average common shares outstanding,
        diluted                                                                       85,113,523
                                                                                    ============

        Diluted net loss per share                                                  $      (0.02)
                                                                                    ============

Stock-Based Compensation
------------------------

At December 31, 2006, the Company has no stock-based compensation plans.

On July 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment", ("SFAS 123(R)") which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB 25") for periods beginning in fiscal 2007. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                   FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

--------------------------------------------------------------------------------


The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2006, the first day of the Company's fiscal year 2007. The Company's condensed financial statements as of and for the three and six months ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's condensed financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's condensed statement of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, stock-based compensation expense was recognized in the Company's condensed statements of operations, other than for option grants to employees below the fair market value of the underlying stock at the date of grant. No stock-based employee compensation cost was recognized in the condensed statements of operations for the three and six months ended December 31, 2005, as all options granted had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's condensed statement of operations for the three and six months ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of June 30, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to June 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the condensed statement of operations for the three and six months ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three and six months ended December 31, 2006, of approximately 0% was based on the Company's history of granting immediately exercisable options. The estimated average term of option grants for the three and six months ended 2006 is three years. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's accumulated loss position, there were no such tax benefits during the three and six months ended December 31, 2006. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

SUMMARY OF ASSUMPTIONS AND ACTIVITY

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model even though the model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company's stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. The following presents the Black-Scholes assumptions used for the granting of options in 2006:

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                   FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

--------------------------------------------------------------------------------


                                                                2006
                                                             ---------
                Expected term                                2-5 years
                Expected volatility                            227%
                Risk-free interest rate                        4.83%
                Expected dividends                              --

There is no effect on net loss and net loss per share for the three and six months ended December 31, 2005 if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plans as there were no option grants or vesting of options during the period.

A summary of employee option activity as of December 31, 2006 and changes during the six months then ended, is presented below:

                                                                                        DECEMBER 31, 2006

                                                                                        WEIGHTED-AVERAGE
                                                                                                    REMAINING           AGGREGATE
                                                                                   EXERCISE        CONTRACTUAL          INSTRINSIC
                                                                  SHARES            PRICE          TERM (YEARS)           VALUE
                                                              --------------     -------------     ------------     ------------
Options outstanding at July 1, 2006                              11,480,000      $       0.25
        Options granted                                           1,000,000              0.15
        Options forfeited                                          (490,000)             0.33
        Options exercised                                                 -                 -
                                                              --------------     -------------     ------------     ------------
Options outstanding at December 31, 2006                         11,990,000      $       0.24             2.41      $         -
                                                              ==============     =============     ============     ============
Options exercisable at December 31, 2006                         11,990,000      $       0.24             2.41      $         -
                                                              ==============     =============     ============     ============

Upon the exercise of options, the Company issues new shares from its authorized shares.

There are no non-vested stock options at June 30, 2006 and at December 31, 2006. There is no unrecognized compensation cost at December 31, 2006. The total fair market value of shares vested during the six months ended December 31, 2006 was approximately $140,000 at $0.14 per share.

As a result of adopting SFAS No. 123(R) on July 1, 2006, the Company's net
(loss) income for the three and six months ended December 31, 2006 was approximately $140,000 higher(lower), respectively than if it had continued to account for share-based compensation under APB 25. There was no net change in the earnings (loss) per share for the periods ended December 31, 2006. The Company allocated all the stock-based compensation expense related to employee and director stock options to selling, general and administrative expenses.

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

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                   FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

--------------------------------------------------------------------------------


The majority of revenues in the periods ended December 31, 2006 were generated from one major distributor, Applied Industrial Technologies. The majority of receivables at December 31, 2006 were from the same distributor. For the three and six months ended December 31, 2005, total sales to two major customers amounted to $7,076 and $39,346, respectively, or approximately 53% and 64%, respectively, of our net revenues.

Reclassifications
-----------------

Certain amounts in the December 31, 2005 financial statements have been reclassified to conform to the December 31, 2006 presentation. Such reclassifications had no effect on net loss as previously reported.

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

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the application of SFAS No. 109, "Accounting for Income Taxes", by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in a company's financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt FIN 48 on July 1, 2007. The Company is currently assessing the impact the adoption of FIN 48 will have on its financial position and results of operations.


NOTE 3 - ACCOUNTS RECEIVABLE
----------------------------

All accounts receivable are trade related. These receivables are current and no reserve for uncollectible accounts is deemed necessary.


NOTE 4 - INVENTORIES
--------------------

Inventories consist of the following as of December 31, 2006:

         Raw materials                         $  19,848
         Finished goods                           78,447
                                               ---------
                                               $  98,295
                                               =========

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                   FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

--------------------------------------------------------------------------------


NOTE 5 - PROPERTY AND EQUIPMENT
-------------------------------

The following is a summary of property and equipment at December 31, 2006:

         Computers and office equipment                      $         23,333
         Test equipment                                                38,103
         Vehicles                                                      17,408
                                                             ----------------
                                                                       78,844

         Less accumulated depreciation                                (40,786)
                                                             -----------------
                                                             $         38,058
                                                             ================

Depreciation expense was $3,576 and $4,207 for the three months ended December 31, 2006 and 2005, respectively. Depreciation expense was $7,152 and $8,413 for the six months ended December 31, 2006 and 2005, respectively.


NOTE 6 - DEFERRED FINANCING COSTS
---------------------------------

Deferred financing costs consist of the following as of December 31, 2006:

         Cost                                                $         40,000
         Less accumulated amortization                                (19,167)
                                                             -----------------

                                                             $         20,833
                                                             ================

Amortization expense was $3,333 and $2,167 for the three months ended December 31, 2006 and 2005, respectively, and is included in interest expense in the accompanying condensed statements of operations. Amortization expense was $6,667 and $4,000 for the six months ended December 31, 2006 and 2005 respectively, and is included in interest expense in the accompanying condensed statements of operations.


NOTE 7 - NOTES PAYABLE - RELATED PARTIES
----------------------------------------

Notes payable - related parties consist of the following at December 31, 2006:

    Unsecured convertible debt to stockholders, bearing interest at 10 percent per annum (see below)   $   2,528,447
    Unsecured notes payable to stockholder, bearing interest at 15 percent per annum, due on demand           44,640
    Unsecured  notes  payable to  stockholders,  bearing  interest  at 10  percent  per annum,
       convertible to common stock at $0.25 per share, due on demand                                          26,000
    Unsecured notes payable to stockholders, bearing interest at 10 percent per annum, due
       on demand                                                                                             247,312
    Unsecured note payable to stockholder, bearing interest at 15 percent per annum, convertible to common shares at $0.75 per share, monthly principal payments of $1,833,
       due on demand                                                                                           2,167
    Unsecured note payable to stockholder, $2,500 interest payable on maturity, due on demand                 25,000
                                                                                                       --------------
                                                                                                       $   2,873,616
                                                                                                       ==============

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                   FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

--------------------------------------------------------------------------------


Interest expense on notes payable - related parties for the three months ended December 31, 2006 and 2005 was approximately $54,275 and $13,521, respectively. Interest expense on the notes payable - related parties for the six months ended December 31, 2006 and 2005 was $90,020 and $22,502, respectively. All related-party notes payable are reflected as current liabilities as they are either in default or due on demand.

Unsecured Convertible Debt
--------------------------

As discussed in Note 8 below, due to substantial restrictions on the Company's ability to raise capital through the issuance of its equity securities, it has been difficult for the Company to raise capital to fund its working capital needs. Since April 6, 2006, a group of investors led by Canvasback Company Unlimited, a significant shareholder and a Company organized under the laws of the Country of Anguilla (the "Lenders"), have periodically infused capital into the Company in the form of unsecured debt to allow it to meet its obligations and continue operations.

To memorialize all such borrowings, on October 17, 2006, the Company entered into a Note Purchase Agreement (the "Agreement") with the Lenders, pursuant to which the Company issued the Lenders an Unsecured Convertible Promissory Note (the "Unsecured Note") for the aggregate principal amount of $2,079,067 (the "Loan"), accruing interest at the annual rate of ten percent (10%) per annum and maturing on October 17, 2007. Pursuant to the Agreement, the Lenders have agreed to purchase additional Unsecured Notes up to an aggregate of ($620,000) which are subject to the same terms and conditions and have the same conversion rights as set forth in the Agreement and the Unsecured Notes. At any time after a Conversion Event (as defined below), the Loan is convertible, at the election of the Lenders, into a number of shares of the Company's common stock (the "Conversion Shares") obtained by dividing the aggregate amount of principal and accrued but unpaid interest due under the Unsecured Note as of the date of conversion, by $0.025. At December 31, 2006 the total principal amount due to the Lenders is $2,528,447. As of February 14, 2007 (if a Conversion Event had occurred by this date), the amount of common stock shares issuable upon full conversion of the Unsecured Note would be 101,131,840 shares or approximately 65% of the Company's outstanding common stock. Since the conversion feature of the Unsecured Notes is contingent, no amounts are recorded related to the value of the conversion feature. Upon the occurrence of the Conversion Event, the value of the embedded conversion feature will be determined and recorded as a derivative liability. The estimated value of the derivative liability is $7,585,000 at December 31, 2006.

The proceeds received from the sale of the unsecured convertible notes were used for business development purposes, working capital needs, repayment of the Notes, payment of consulting and legal fees and purchasing inventory.

In light of the restrictions on the Company's ability to raise capital through the issuance of its common stock at a price below the market value on the date of such issuance (see Note 8), the Lenders have agreed that the conversion provisions applicable to the Unsecured Note will not become operative unless and until either (i) the Company obtains the prior written consent of the Investors (see Note 8) to permit the conversion of the Unsecured Note, or any portion thereof, into Conversion Shares pursuant to the terms of the Agreement; or (ii) the SPA (see Note 8) is terminated pursuant to its terms and all the Company's obligations under the SPA have been fully satisfied or waived (each, a "Conversion Event").

In addition, the Company has agreed that, within sixty (60) days after the issuance of any Conversion Shares, or as soon afterward as the Company may determine in good faith to be commercially reasonable, but in no event later than one hundred eighty (180) days, the Company will file a registration statement with the SEC seeking to have such Conversion Shares registered for public sale, and naming the Lenders as selling stockholders (unless any Lender shall notify the Company in advance that it does not desire to be included in any such registration statement).

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                   FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

--------------------------------------------------------------------------------


NOTE 8 - NOTES PAYABLE
----------------------

Notes payable consist of the following at December 31, 2006:

    Callable, secured convertible notes payable, net of unamortized discount of $485,759
       (see below)                                                                                    $     430,893
    Notes payable, bearing interest at 10 percent per annum, convertible to common shares at $0.40 per share, due on demand, secured by substantially all assets of the
       Company                                                                                              125,000
    Notes payable, bearing interest at 15 percent per annum, convertible to common shares at $0.40 per share, due on demand, secured by substantially all assets of the
       Company                                                                                               55,850
    Note payable, bearing interest at 15 percent per annum, convertible to common shares at $0.75 per share, due on demand, secured by substantially all assets of the
       Company                                                                                               50,000
    Notes payable, bearing interest at 10 percent per annum and paid semi-annually, convertible to common shares at $0.40 or $0.45 per share, due on demand, secured by
       substantially all assets of the Company                                                               50,500
    Unsecured note payable, bearing interest at 15 percent per annum, due on demand                          15,000
                                                                                                      --------------
                                                                                                            727,243

    Less current portion                                                                                   (296,350)
                                                                                                      --------------

                                                                                                      $     430,893
                                                                                                      ==============

Secured Convertible Debt
------------------------

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

The SPA requires that the Company obtain the written consent of a majority of the Investors prior to obtaining additional equity financing through the issuance of the Company's common stock at a discount to the market price of the common stock on the date of issuance (see Note 7).

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                   FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

--------------------------------------------------------------------------------


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

Under a Guaranty and Pledge Agreement, Mr. Gordon Davies, the Company's president, agreed (i) to unconditionally guarantee the timely and full satisfaction of all obligations, whether matured or not yet matured, now or hereafter existing or created and becoming due and payable to the Investors, their successors, endorsees, transferees or assigns under the SPA and other transaction documents to the extent of 517,400 shares of the Company's common stock owned by Mr. Davies, and (ii) to grant to the Investors, their successors, endorsees, transferees or assigns a security interest in the 517,400 shares, as collateral for such obligations.

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

   o The SPA includes a penalty provision based on any failure to meet and/or maintain registration requirements for shares issuable under the conversion of the note or exercise of the warrants, which represents an embedded derivative, but such derivative has a de minimus value and has not been included in this analysis at December 31, 2006; and

   o The SPA contains certain events of default including not having adequate shares registered to effectuate allowable conversions. In that event, the Company is required to pay a conversion default payment at 24% interest, which is identified as an embedded derivative and has been bifurcated and recorded on the Company's balance sheet at its fair value.

The fair value of the embedded derivatives was $248,915 as of December 31, 2006.

In conjunction with the Notes, the Company issued warrants to purchase 8,000,000 shares of common stock. The accounting treatment of the derivatives and warrants requires that the Company record the warrants at their fair values, which totaled $644,346 at December 31, 2006.

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                   FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

--------------------------------------------------------------------------------


The Company recorded the first $1,900,000 of fair value of the derivatives and warrants to debt discount, which will be amortized to interest expense over the term of the Notes. During the three and six months ended December 31, 2006 the Company repaid $228,792 and $395,459, respectively, of the principal balance of the Notes, and paid $3,435 and $7,495, respectively, of prepayment penalties, which are included in interest expense. Amortization expense on this debt discount for the three months ended December 31, 2006 and 2005 was $212,586 and $ 109,125, respectively. Amortization expense on this debt discount for the six months ended December 31, 2006 and 2005 was $473,602 and $207,391, respectively.

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

On February 1, 2007, the Company entered into a Securities Repurchase Agreement to repurchase the Notes with an aggregate principal amount of $2,000,000 and warrants to purchase 8,000,000 shares of the Company's common stock from the Investors. The agreement further provides that the Company has until April 30, 2007 to repurchase the warrants for an aggregate cash purchase price of $258,338. Please see the discussion in Note 12 hereto.

Future minimum principal payments (excluding the debt discount) are as follows under notes payable for the year ending June 30:

                 2007 (six months)                          $        296,350
                 2008                                                916,652
                                                            -----------------
                                                            $      1,213,002
                                                            =================

NOTE 9 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Litigation
----------

On May 2, 2005, a complaint was filed by Pacific Business Capital Corporation ("PBCC") against us, our President, Gordon Davies, and our then Vice President, Michael Davies. On September 5, 2006, the parties reached an oral settlement agreement under which the Company agreed to pay PBCC a total of $21,000 over the course of 11 months. Pursuant to the settlement agreement, at September 30, 2006, the Company paid a total of $5,000, and the Company agreed to pay the plaintiffs an additional $1,500 per month beginning October 1, 2006 and ending July 1, 2007, with a final payment of $1,000 on August 1, 2007. In the event that the principal amount is paid in full by January 2, 2007 there will be a $2,000 discount to the payoff amount. There is a 10-day grace period for each scheduled payment and there is a deed as security on property owned by Mr. Michael Davies. No interest is due under the settlement agreement if the Company complies with the terms thereof. In the event that the Company is in default of the settlement agreement, a 10% simple interest per annum will be added, and the entire amount shall immediately become due and payable. At December 31, 2006 the Company had recorded the balance due of $13,400 in accrued judgment payable in the accompanying condensed balance sheet.

On September 22, 2005 the Company entered into a Memorandum of Understanding with a third party related to a litigation matter. Pursuant to the Memorandum of Understanding, we have agreed to pay the plaintiff the sum of $30,000 on March 1, 2006, and $3,100 per month for 24 months commencing on April 1, 2006, subject to our option to pay the entire settlement amount at a 20% discount. At December 31, 2006, we owed the plaintiff approximately $45,900 in payments due under the Memorandum of Understanding.

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                   FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

--------------------------------------------------------------------------------


On September 25, 2006, a complaint was filed by AID Equipment, LLC against the Company. Plaintiffs generally allege in their complaint that the Company engaged the plaintiffs to supply and fabricate equipment and that Gordon Davies endorsed a credit application in return for plaintiff's services to be performed valued at approximately $20,342. Plaintiffs are requesting damages in the amount of $17,286 and for attorneys' fees, costs and expenses. Management denies that the plaintiffs are owed the amounts sought, and the Company intends to vigorously defend this action on the basis brought by the plaintiffs. On October 25, 2006, the Company filed an Answer to the Complaint generally denying all plaintiffs allegations and setting forth certain affirmative defenses. The parties are currently engaged in the discovery process and will exchange initial disclosures on or before February 20, 2007.

Loss on Collateralized Shares
-----------------------------

In April 2006 the Company entered into an agreement to borrow $300,000 from a third party and collateralized 1,500,000 shares of the Company's common shares in order to consummate the loan. The collateralized shares were the property of one of the Company's shareholders. The loan never funded and the agreement was voided. During the return of the collateralized shares to the shareholder a total of 500,000 shares were mishandled and could not be located. The Company is still working to recover the missing shares but has set up an accrual for the loss to the shareholder for $110,000, which has been included in accrued expenses as of December 31, 2006 in the accompanying condensed balance sheet.

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

Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed balance sheet.


NOTE 10 -STOCKHOLDERS' EQUITY
-----------------------------

Common Stock
------------

During the six months ended December 31, 2006, the Company did not issue any common shares.

During the six months ended December 31, 2005, the Company issued 725,000 shares of its common stock for the conversion of Notes in the amount of $29,000. The Company also settled debt to a related party by paying cash in the amount of $25,000 in lieu of 100,000 shares of common stock that were committed to be issued on June 30, 2005. No gain or loss was recorded on this transaction.

Stock Options and Warrants
--------------------------

During the six months ended December 31, 2005, the Company granted fully vested options to various consultants for services rendered which were accounted for using the fair value of the options granted based on the Black-Scholes option-pricing model. The Company recorded $0 and $128,731, respectively, as consulting expense during the three and six months ended December 31, 2005.

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                   FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

--------------------------------------------------------------------------------


In addition, the Company issued 2,250,000 warrants to a consultant in fiscal 2005, which vested at the rate of 750,000 warrants each on August 17, 2005, November 17, 2005 and February 17, 2006. The fair value of each group of 750,000 warrants is $136,500 and was recognized as compensation upon vesting. For the three and six months ended December 31, 2005, the Company recorded $136,500 and $273,000, respectively, as consulting expense. The following variables were used in the Company's Black-Scholes computations for 2005:

                                                                2005
                                                             ---------
                Expected term                                1-5 years
                Expected volatility                            169%
                Risk-free interest rate                       $3.67%
                Expected dividends                              --

On October 16, 2006, the Company entered into an Advisory Board Services Agreement with Norman R. Gish (the "Advisor"), pursuant to which the Company engaged the Advisor to assist it in its efforts to increase exposure of its Alderox(R) line of products in the mining, oil sands, and drilling industries in Canada. The period of engagement commenced on October 16, 2006 and terminates on October 16, 2007. As compensation for the Advisor's services, the Company issued the Advisor warrants to purchase 500,000 shares of its restricted common stock, at a price of $0.15 per share. The warrants are immediately exercisable at any time during the period through October 16, 2011. The estimated value of the warrants using the Black-Scholes option-pricing model was approximately $70,000 and is included in the employee option expense (see Note 2).


NOTE 11 - LICENSE
-----------------

Effective January 4, 2006, the Company entered into a license agreement with Billfighter Investments, Limited ("Billfighter"), in which the Company agreed to grant 4,000,000 shares of common stock and a note payable in the amount of $180,000 for the ability to utilize certain technology owned by Billfighter. The shares were valued to be $320,000 based on the fair market value on the date of grant of $0.08 per share, resulting in a total value of $500,000. The principal of $180,000 and interest of $557 was converted the following day, January 5, 2006, into 3,611,150 shares of common stock based on the fair market value on that date of $0.05 per share. The license grants the Company the sole and exclusive right and license to use, produce, manufacture, market, sell and distribute the licensed product within a defined territory. The Company also agrees to pay cash royalties in the amount of 10% of net revenues generated by the license in the rail car industry only. The license has no defined term and is subject to termination by either party. The Company believes the license has a useful life of 10 years and is amortizing on a straight-line basis over this term. Amortization expense of $12,500 was recognized during the three months ended December 31, 2006 and is included in selling, general and administrative expenses in the accompanying condensed statement of operations. Amortization expense of $25,000 was recognized during the six months ended December 31, 2006 and is included in selling, general and administrative expenses in the accompanying condensed statement of operations.


NOTE 12 - SUBSEQUENT EVENTS
---------------------------

On February 1, 2007, the Company entered into a Securities Repurchase Agreement (the "Repurchase Agreement") to repurchase the Notes with an original aggregate principal amount of $2,000,000 and warrants to purchase 8,000,000 shares of the Company's common stock from the Investors (See Note 8).

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                   FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

--------------------------------------------------------------------------------


Under the terms of the Repurchase Agreement, the Company has until March 30, 2007 to repurchase the Notes by paying the Investors a purchase price consisting of (i) cash equal to the outstanding balance of accrued principal and interest due under the Notes plus a 30% prepayment penalty, and (ii) 3,250,000 restricted shares of the Company's common stock. Should the Company repurchase the Notes on the last possible day under the Repurchase Agreement, March 30, 2007, the aggregate cash portion of the purchase price will be $1,047,203, including prepayment penalties. Additionally, the Company is to make a payment in the aggregate amount of $63,118, by February 28, 2007.

The Agreement further provides that the Company has until April 30, 2007 to repurchase the warrants for an aggregate cash purchase price of $258,338.

The 3,250,000 shares to be issued to the Investors under the Repurchase Agreement have a value of $325,000 and will be recorded as additional interest expense along with the prepayment penalty if the Notes are repurchased. The shares will be restricted; and are entitled to piggyback registration rights requiring the Company to register the shares for sale on the next qualifying registration statement that the Company may file with the SEC.

Under the terms of the Repurchase Agreement, as long as the Company makes all payments required by the Repurchase Agreement and does not otherwise breach the Repurchase Agreement, the Investors shall have no further rights under the SPA and other documents the Company entered into with the Investors on June 23, 2005 (the "Initial Purchase Documents"), pursuant to which the Investors purchased the Notes and warrants. If the Company should fail to repurchase the Notes by March 30, 2007, the Repurchase Agreement shall become null and void and the Initial Purchase Documents shall remain in effect. If the Company repurchases the Notes but does not repurchase the warrants, the provisions of the Repurchase Agreement relating to the repurchase of the warrants shall be null and void and the Initial Purchase Documents will continue in full force and effect.

The Company currently does not have the funds necessary to repurchase the Notes and warrants and plans to raise these funds though the private placement of debt or equity. However, the Company can offer no assurance that it will be able to raise all or any portion of the funds necessary to repurchase the Notes and warrants on terms favorable to the Company or at all.

In the event the Company successfully completes the repurchase of the Notes and warrants, the Company plans to cancel them on receipt.

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

Reclamation Consulting and Applications, Inc., ("us," "we," the "Company" or the "Registrant") is a Colorado corporation that currently specializes in the production and sale of its Alderox(R) products, including ASA 12(R), DCR(TM), Alderox KR7(R), PaverBlendTM, Alderox TSR(TM), and ASA Cleaners. We were originally formed in 1976, under the name "Vac-Tec Systems, Inc." and operated primarily in the glass vaccum coating business. Subsequently, in early 1977, we were reorganized as a public shell corporation with no significant assets.

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

Our Alderox(R) line of products includes ASA 12(R), DCR(TM), Alderox KR7(R), PaverBlendTM, Alderox TSR(TM), and ASA Cleaners. ASA 12(R) is an asphalt release agents and DCR(R) is a drag chain lubricant, each of which was developed by us in response to the need for effective, economical and environmentally-friendly products in the asphalt industry. PaverBlendTM is also an asphalt related product used to keep paving equipment free from debris. Alderox KR7(R) is a concrete release agent also developed by us in response to the concrete industry's need for effective, economical and environmentally-friendly products. TSR(R) is an environmentally friendly product for the oil sands industry to reduce the build-up of clay, lime and mud on the undercarriages and sides of transport vehicles and equipment. Our application equipment includes the Reliant 1, Reliant 2 and Reliant 3 control spray systems. The Reliant 1 was specifically designed as a robotic automated spray system to control the amount and temperature of ASA 12(R) sprayed onto the beds of asphalt haul trucks. The pump system draws from a tank that stores the Alderox(R) product and automatically applies a predetremined amount of product onto the truck bed. The Reliant 2 is a manual hand held spray system which controls the amount of ASA 12(R) sprayed onto the beds of asphalt haul trucks and also draws from a storage tank. The Reliant 3 was designed as a specialized spray system for drag chain lubrication for use within the asphalt production and mining industries. Drag chains are large industrial chains used in the asphalt industry to drag or transport asphalt from production to distribution containers.

As reflected in our Financial Statements included in Item 1 of Part I of this Report, we have incurred cumulative losses of $20,741,377, including net income
(loss) of $1,289,401 and $(542,385) for the six-month periods ended December 31, 2006 and 2005, respectively. At December 31, 2006, we have a working capital deficit of $4,027,357. As a result, recoverabiltiy of a major portion of the recorded assets reflected in our condensed balance sheet included with our condensed financial statements is dependent upon future sustainable profitable operation of our Company, which, in turn, is dependent upon our ability to raise additional capital, obtain financing, increase our customer base and manage our costs. Our management has taken the following steps, which it believes are sufficient to provide our Company with the ability to continue as a going concern: (i) increasing sales through the marketing of service contracts which include the supply of specialized application equipment to the asphalt, concrete and mining industries; (ii) marketing a Private Placement Memorandum to raise $3,000,000 USD through convertible debentures; (iii) controlling of salaries and general and administrative expenses; (iv) managing accounts payable; and (v) increasing marketing activities within the mining industry and increasing international distribution capabilities through additional distributors.

On June 23, 2005, we entered into a Securities Purchase Agreement with AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (collectively, the "Existing Noteholders") pursuant to which we issued to each of the Existing Noteholders a secured convertible note. The Securities Purchase Agreement requires that we obtain the written consent of a majority of the Existing Noteholders prior to obtaining additional equity financing through the issuance of our common stock at a discount to the market price of the common stock on the date of issuance. Due to this substantial restriction on our ability to raise capital through the issuance of our equity securities, it has been difficult to raise capital to fund our working capital needs.

On October 17, 2006, we entered into a Note Purchase Agreement with Canvasback Company Limited, a company organized under the laws of the country of Anguilla ("Canvasback"), pursuant to which we issued Canvasback an unsecured convertible promissory note for the aggregate principal amount of $2,079,067, accruing interest at the annual rate of 10% per annum and maturing on October 17, 2007. Pursuant to the agreement, Canvasback has agreed to purchase additional unsecured convertible promissory notes up to an aggregate of $120,000. Subsequently, on November 7, 2006 we issued another note in the amount of $108,000 pursuant to this agreement and having the same terms and conditions as the original note issued thereunder. On December 15, 2006, we amended the agreement pursuant to an Amendment No. 1 to the Convertible Note Purchase Agreement to increase the amount of unsecured notes we can sell and Canvasback can purchase under the agreement from $120,000 to $620,000 as consideration for its right to convert the entirety of original note, the subsequent note, and all notes purchased or to be issued by Canvasback pursuant to the agreement.

In light of the restrictions on our ability to raise capital through the issuance of our common stock at a price below the market value on the date of such issuance, Canvasback has agreed that the conversion provisions applicable to the notes will not become operative unless and until the occurrence of any of the following conversion events: (i) we obtain the prior written consent of the Existing Noteholders to permit the conversion of the notes, or any portion thereof, into shares of our common stock pursuant to the terms of the Note Purchase Agreement; or (ii) the Securities Purchase Agreement is terminated pursuant to terms and all our obligations under the Securities Purchase Agreement have been fully satisfied or waived.

At any time after the occurrence of the above conversion event, the amount owed under the notes is convertible, at the election of Canvasback, into a number of shares of the our common stock obtained by dividing the aggregate amount of principal and accrued but unpaid interest due under the note as of the date of conversion, by $.025. As of February 14, 2007, and if a conversion event had occurred by this date, the amount of common stock shares issuable upon full conversion of the note would be 101,131,840 shares or approximately 67% of our outstanding common stock.

On February 1, 2007, we entered into a Securities Repurchase Agreement (the "Repurchase Agreement") with the Existing Noteholders discussed above to repurchase the convertible notes with an original aggregate principal amount of $2,000,000 and warrants to purchase 8,000,000 shares of our common stock.

Under the terms of the Repurchase Agreement, we have until March 30, 2007 to repurchase the convertible notes by paying the Existing Noteholders a purchase price consisting of (i) cash equal to the outstanding balance of accrued principal and interest due under the convertible notes plus a 30% prepayment penalty, and (ii) 3,250,000 restricted shares of our common stock. Should we repurchase the convertible notes on the last possible day under the Repurchase Agreement, March 30, 2007, the aggregate cash portion of the purchase price will be $1,047,203, including prepayment penalties. Additionally, we are to make a payment in the aggregate amount of $63,118, by February 28, 2007.

The Agreement further provides that we have until April 30, 2007 to repurchase the warrants for an aggregate cash purchase price of $258,338.

The 3,250,000 shares to be issued to the Existing Noteholders under the Repurchase Agreement have a value of $325,000 and will be recorded as additional interest expense along with the prepayment penalty if the convertible notes are repurchased. The shares will bear a legend stating that the shares are "restricted securities" pursuant to Rule 144; and are entitled to "piggyback registration rights" requiring us to register the shares for sale on the next qualifying registration statement that we may file with the Securities and Exchange Commission.

Under the terms of the Repurchase Agreement, as long as we make all payments required by the Repurchase Agreement and does not otherwise breach the Repurchase Agreement, the Existing Noteholders shall have no further rights under the agreements and other documents we entered into with the Existing Noteholders on June 23, 2005 (the "Initial Purchase Documents"), pursuant to which the Existing Noteholders purchased the convertible and warrants. If we should fail to repurchase the convertible notes by March 30, 2007, the Repurchase Agreement shall become null and void and the Initial Purchase Documents shall remain in effect. If we repurchase the convertible notes but do not repurchase the warrants, the provisions of the Repurchase Agreement relating to the repurchase of the warrants shall be null and void and the Initial Purchase Documents will continue in full force and effect.

We currently do not have the funds necessary to repurchase the convertible notes and warrants and plan to raise these funds though the private placement of debt or equity. However, we can offer no assurance that we will be able to raise all or any portion of the funds necessary to repurchase the convertible notes and warrants on terms favorable to us or at all. The terms of the private placement have yet to be determined.

In the event we successfully complete the repurchase of the convertible notes and warrants, we plan to cancel them on receipt.

CRITICAL ACCOUNTING POLICIES

There were no changes to our critical accounting policies as described in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005.

------------------------------------------------------------------------------------------------------------------------------------
                                                     FOR THE THREE MONTHS ENDED
------------------------------------------------------------------------------------------------------------------------------------


                                                     December 31, 2006           December 31, 2005           Change        Change
                                                  -----------------------     -----------------------     ------------   ----------
                                                                 % of                         % of
                                                       $        Revenue            $         Revenue            $             %
                                                  -----------  ----------     -----------  ----------     ------------   ----------
Net Revenue                                       $   34,369       100 %      $   13,057       100 %      $    21,312        163 %
Cost of Revenue                                       26,271        76 %          26,316       202 %              (45)        (0)%
                                                  -----------  ----------     -----------  ----------     ------------   ----------

Gross Profit (Loss)                                    8,098        24 %         (13,259)     (102)%           21,357       (161)%

Operating expenses
Selling, General and Administrative Expenses         600,568     1,747 %         683,506     5,235 %          (82,938)       (12)%
                                                  -----------  ----------     -----------  ----------     ------------   ----------
Profit (Loss) from Operations                       (592,470)   (1,724)%        (696,765)   (5,336)%          104,295        (15)%

Other Income (Expense):
  Interest expense                                  (275,147)     (801)%        (150,258)   (1,151)%         (124,889)        83 %
  Change in Fair Value of Derivative Liabilities     614,424     1,788 %         350,168     2,682 %          264,256         75 %
                                                  -----------  ----------     -----------  ----------     ------------   ----------
         Net Other Income (Expenses)                 339,277       987 %         199,910     1,531 %          139,367         70 %
                                                  -----------  ----------     -----------  ----------     ------------   ----------

Income (Loss) before provision for income tax es    (253,193)     (737)%        (496,855)   (3,805)%          243,662        (49)%
Provision for Income Taxes                                 -         - %               -         - %                -          - %
                                                  -----------  ----------     -----------  ----------     ------------   ----------
Net Income (Loss)                                 $ (253,193)     (737)%      $ (496,855)   (3,805)%          243,662        (49)%
                                                  ===========  ==========     ===========  ==========     ============   ==========


Net Loss Per Share
     -Basic and Diluted
         Basic                                    $    (0.01)                 $    (0.02)

         Diluted                                  $    (0.01)                 $    (0.02)

Weighted-Average Common Shares Outstanding
     -Basic and Diluted
     Basic                                        49,066,358                  29,692,606                   19,373,752         65 %
                                                  ===========                 ===========                 ============   ==========

     Diluted                                      49,066,358                  29,692,606                   19,373,752         65 %
                                                  ===========                 ===========                 ============   ==========

NET REVENUES

Net revenues for the three month period ended December 31, 2006 increased to $34,369 from $13,057 for the three month period ended December 31, 2005. This increase in net revenues of $21,312 or approximately 163% over the prior period is due primarily to new sales activity generated through Applied Industrial Technologies, Inc.

COST OF REVENUES

Cost of revenues for the three month period ended December 31, 2006 decreased to $26,271 from $26,316 for the three month period ended December 31, 2005. This decrease in cost of revenues of $45, or approximately 0% over the prior period is due primarily to the decrease in development costs for application systems.

GROSS PROFITS (LOSS)

Gross profits for the three month period ended December 31, 2006 increased to $8,098 from a gross loss of $(13,259) for the three month period ended December 31, 2005. This increase in gross profits of $21,357, or approximately 261% over the prior period is due primarily to new sales activity generated through Applied Industrial Technologies, Inc. and the decrease in development costs for application systems.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three month period ended December 31, 2006 decreased to $600,568 from $683,506 for the three month period ended December 31, 2005. This decrease in selling, general and administrative expenses of $82,938, or approximately 12% over the prior period is due primarily to the decrease in expenses associated with financial activities and the nonrecurring nature of expenses associated with financing activities from the three months ended December 31, 2005.

LOSS FROM OPERATIONS

Loss from operations for the three month period ended December 31, 2006 decreased to $592,470 from losses of $696,765 for the three month period ended December 31, 2005. This decrease in loss from operations of $104,295, or approximately 15% is due primarily to the decrease in expenses associated with financial activities and the nonrecurring nature of expenses associated with financing activities from the three months ended December 31, 2005.

INTEREST EXPENSE

Interest expense for the three month period ended December 31, 2006 increased to $275,147 from $150,258 for the three month period ended December 31, 2005. This increase in interest expense of $124,889, or approximately 83% over the prior period is due primarily to debt discount amortization totaling $212,586.

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES

Change in fair value of derivative liabilities for the three month period ended December 31, 2006 was $614,424, compared to $350,168 for the three month period ended December 31, 2005. This change in the fair value of derivative liabilities of $264,256 or approximately 75% is due primarily to the change in the derivative liabilities resulting from the decrease in our stock price.

NET LOSS

Net loss for the three month period ended December 31, 2006 was $253,193 compared to a net loss of $496,855 for the three month period ended December 31, 2005. This change during the 2006 period when compared to the same period in fiscal 2005 was due primarily to the change in fair value of derivative liabilities, the decrease in expenses associated with financial activities and the nonrecurring nature of expenses associated with financing activities from the three months ending December 31, 2005.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005.

------------------------------------------------------------------------------------------------------------------------------------
                                                      FOR THE SIX MONTHS ENDED
------------------------------------------------------------------------------------------------------------------------------------

                                                     December 31, 2006           December 31, 2005           Change        Change
                                                  -----------------------     -----------------------     ------------   ----------
                                                                 % of                         % of
                                                       $        Revenue            $         Revenue            $             %
                                                  -----------  ----------     -----------  ----------     ------------   ----------

Net Revenue                                       $  101,389       100 %      $   61,234       100 %    $      40,155         66 %
Cost of Revenue                                       75,390        74 %          62,496       102 %           12,894         21 %
                                                  -----------  ----------     -----------  ----------     ------------   ----------

Gross Profit (Loss)                                   25,999        26 %          (1,262)       (2)%           27,261     (2,160)%

Operating expenses
Selling, General and Administrative Expenses       1,026,634     1,013 %       1,518,278     2,479 %         (491,644)       (32)%
                                                  -----------  ----------     -----------  ----------     ------------   ----------
Profit (Loss) from Operations                     (1,000,635)     (987)%      (1,519,540)   (2,482)%          518,905        (34)%

Other Income (Expense):
     Interest expense                               (639,091)     (630)%        (312,489)     (510)%         (326,602)       105 %
     Change-Value of Derivative Liability          2,929,567     2,889 %       1,290,444     2,107 %        1,639,123        127 %
                                                  -----------  ----------     -----------  ----------     ------------   ----------
         Net Other Income (Expenses)               2,290,476     2,259 %         977,955     1,597 %        1,312,521        134 %
                                                  -----------  ----------     -----------  ----------     ------------   ----------

Income (Loss) before provision for income tax      1,289,841     1,272 %        (541,585)     (884)%        1,831,426       (338)%
Provision for Income Taxes                               800         1 %             800         1 %                -          - %
                                                  -----------  ----------     -----------  ----------     ------------   ----------
Net Income (Loss)                                 $1,289,041     1,271 %      $ (542,385)     (886)%        1,831,426       (338)%
                                                  ===========  ==========     ===========  ==========     ============   ==========


Net Income Per Share
     -Basic and Diluted
         Basic                                    $     0.03                  $    (0.02)

         Diluted                                  $    (0.02)                 $    (0.02)

Weighted-Average Common Shares Outstanding
     -Basic and Diluted
     Basic                                        49,066,358                  29,654,420                   19,411,938         65 %
                                                  ===========                 ===========                 ============   ==========

     Diluted                                      85,113,523                  29,654,420                   55,459,103        187 %
                                                  ===========                 ===========                 ============   ==========

NET REVENUES

Net revenues for the six month period ended December 31, 2006 increased to $101,389 from $61,234 for the six month period ended December 31, 2005. This increase in net revenues of $40,155 or approximately 66% over the prior period is due primarily to new sales activity generated through Applied Industrial Technologies, Inc.

COST OF REVENUES

Cost of revenues for the six month period ended December 31, 2006 increased to $75,390 from $62,496 for the six month period ended December 31, 2005. This increase in cost of revenues of $12,894, or approximately 21% over the prior period is due primarily to costs associated with the development of application systems.

GROSS PROFITS (LOSS)

Gross profits (loss) for the six month period ended December 31, 2006 increased to $25,999 from a gross loss of $(1,262) for the six month period ended December 31, 2005. This increase in gross profits of $27,261, or approximately 2260% over the prior period is due primarily to new sales activity generated through Applied Industrial Technologies, Inc.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the six month period ended December 31, 2006 decreased to $1,026,134 from $1,518,278 for the six month period ended December 31, 2005. This decrease in selling, general and administrative expenses of $491,644, or approximately 35% over the prior period is due primarily to the decrease in expenses associated with financial activities and the nonrecurring nature of expenses associated with financing activities from the six months ending December 31, 2005.

LOSS FROM OPERATIONS

Loss from operations for the six month period ended December 31, 2006 decreased to $1,000,635 from $1,519,540 for the six month period ended December 31, 2005. This decrease in loss from operations of $518,905, or approximately 34% is due primarily to the decrease in expenses associated with financial activities and the nonrecurring nature of expenses associated with financing activities from the six months ending December 31, 2005.

INTEREST EXPENSE

Interest expense for the six month period ended December 31, 2006 increased to $639,091 from $312,489 for the six month period ended December 31, 2005. This increase in interest expense of $312,489, or approximately 105% over the prior period is due primarily to debt discount amortization totaling $473,602.

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES

Change in fair value of derivative liabilities for the six month period ended December 31, 2006 was $2,929,567, compared to $1,290,444 for the six month period ended December 31, 2005. This change in the fair value of derivative liabilities of $1,639,123 or approximately 127% is due primarily is due to the change in the derivative liabilities resulting from the decrease in our stock price.

NET INCOME (LOSS)

Net income (loss) for the six month period ended December 31, 2006 was $1,289,041 compared to a net loss of $(542,385) for the six month period ended December 31, 2005. This change to profitability during the 2006 period when compared to the same period in fiscal 2005 was due primarily to the nonrecurring nature of expenses associated with financing activities and from the change in fair value of derivative liabilities resulting from the decrease in our stock price.

LIQUIDITY AND CAPITAL RESOURCES

For the six-months ended December 31, 2006, we used cash of $921,312 in our operating activities and received cash of $921,312 in our financing activities.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash used in our operating activities of $921,312 for the six months ended December 31, 2006 was primarily attributable to a net income of $1,289,041 and adjustments to reconcile net income to net cash used in operating activities of $2,210,353 consisting of the following: (a) issuance of stock options and warrants with an aggregate value of $140,000 for services rendered; (b) depreciation and amortization of $38,819; (c) change in fair value of derivative and warrant liabilities aggregating $2,929,567; (d) amortization of discount on notes payable of $473,602; (e) decrease in accounts receivable of $10,782; (f) increase in inventories of $33,775; (g) decrease in prepaid expenses of $6,004; and (h) increase in accounts payable and accrued expenses of $83,782.

CASH FLOWS FROM INVESTING ACTIVITIES

We neither used nor received any cash from our investing activities for the six months ended December 31, 2006.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by our financing activities of $921,312 for the six months ended December 31, 2006 was from proceeds on notes payable of $1,383,571 offset by payments on notes payable of $462,259.

INTERNAL SOURCES OF LIQUIDITY

For the six months ended December 31, 2006, the funds generated from our operations were insufficient to fund our daily operations. For the six months ended December 31, 2006, we had a gross profit of $25,999, and we were thus unable to meet our operating expenses of $1,026,634 for the same period. There is no assurance that funds from our operations will meet the requirements of our daily operations in the future. In the event that funds from our operations will be insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

EXTERNAL SOURCES OF LIQUIDITY

At December 31, 2006, we have debt owing to related parties aggregating $2,873,616 as summarized in Note 7 to the financial statements.

At December 31, 2006, we have debt owing to non-related parties aggregating $727,243 (net of unamortized debt discounts) as summarized in Note 8 to the financial statements.

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

UNSECURED CONVERTIBLE DEBT

On June 23, 2005, we entered into a Securities Purchase Agreement with AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (collectively, the "Existing Noteholders") pursuant to which we issued to each of the Existing Noteholders a secured convertible note. The Securities Purchase Agreement requires that we obtain the written consent of a majority of the Existing Noteholders prior to obtaining additional equity financing through the issuance of our common stock at a discount to the market price of the common stock on the date of issuance. Due to this substantial restriction on our ability to raise capital through the issuance of our equity securities, it has been difficult to raise capital to fund our working capital needs.

On October 17, 2006, we entered into a Note Purchase Agreement with Canvasback Company Limited, a company organized under the laws of the country of Anguilla ("Canvasback"), pursuant to which we issued Canvasback an unsecured convertible promissory note for the aggregate principal amount of $2,079,067, accruing interest at the annual rate of 10% per annum and maturing on October 17, 2007. Pursuant to the agreement, Canvasback has agreed to purchase additional unsecured convertible promissory notes up to an aggregate of $120,000. Subsequently, on November 7, 2006 we issued another note in the amount of $108,000 pursuant to this agreement and having the same terms and conditions as the original note issued thereunder. On December 15, 2006, we amended the agreement pursuant to an Amendment No. 1 to the Convertible Note Purchase Agreement to increase the amount of unsecured notes we can sell and Canvasback can purchase under the agreement from $120,000 to $620,000 as consideration for its right to convert the entirety of original note, the subsequent note, and all notes purchased or to be issued by Canvasback pursuant to the agreement.

As discussed above, our ability to raise capital through the issuance of our common stock at a price below the market value on the date of such issuance is restricted under the Securities Purchase Agreement we entered into on June 23, 2005, with AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. The Securities Purchase Agreement requires that we obtain the written consent of a majority of the these investors prior to obtaining additional equity financing through the issuance of our common stock at a discount to the market price of the common stock on the date of issuance.

In light of the restrictions on our ability to raise capital through the issuance of our common stock at a price below the market value on the date of such issuance, Canvasback has agreed that the conversion provisions applicable to the notes will not become operative unless and until the occurrence of any of the following conversion events: (i) we obtain the prior written consent of the Existing Noteholders to permit the conversion of the notes, or any portion thereof, into shares of our common stock pursuant to the terms of the Note Purchase Agreement; or (ii) the Securities Purchase Agreement is terminated pursuant to terms and all our obligations under the Securities Purchase Agreement have been fully satisfied or waived. At any time after the occurrence of the above conversion event, the amount owed under the notes is convertible, at the election of Canvasback, into a number of shares of the our common stock obtained by dividing the aggregate amount of principal and accrued but unpaid interest due under the note as of the date of conversion, by $.025.

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


ITEM 3.           CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, December 31, 2006. This evaluation was carried out under the supervision and with the participation of our President, Mr. Gordon Davies and our Chief Financial Officer, Mr. Michael Davies (collectively, the "Certifying Officers"). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, December 31, 2006, our disclosure controls and procedures were effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Commission.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended December 31, 2006. Based upon this evaluation, we have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 25, 2006, a Complaint was filed by AID Equipment, LLC against us in the matter entitled AID Equipment vs. Reclamation Consulting And Application, Inc., Case No: 060700802, filed in the Seventh Judicial District Court in and for Carbon County, State Of Utah. Plaintiffs generally allege in their complaint that we engaged the plaintiffs to supply and fabricate equipment and that our president endorsed a credit application in return for plaintiff's services to be performed valued at approximately $20,342. Plaintiffs are requesting damages in the amount of $17,286 and for attorneys' fees, costs and expenses. Our management denies that the plaintiffs are owed the amounts sought, and we intend to vigorously defend this action on the basis brought by the plaintiffs. On October 25, 2006, we filed an Answer to the Complaint generally denying all plaintiffs allegations and setting forth certain affirmative defenses. The parties are currently engaged in the discovery process and will exchange initial disclosures on or before February 20, 2007.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None that has not been previously disclosed on Current Reports on Form 8-K.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the three month period ended December 31, 2006, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any of our indebtedness exceeding 5% of our total assets.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three month period ended December 31, 2006.


ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

   Exhibit No.     Description
   -----------     -----------

      31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

      31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

      32.1 Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

      32.2 Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)



                                   SIGNATURES

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

                                    Date:  February 20, 2007