Form 10QSB
period 2007-03-31
RECLAMATION CONSULTING & APPLICATIONS INC
filed 2007-05-21
CIK 1100091

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 19345

                  For the quarterly period ended  March 31, 2007
                                                  --------------

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____.

                        Commission file number: 000-26017

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
        (Exact name of Small Business Issuer as specified in its charter)

            Colorado                                          58-2222646
  (State or other jurisdiction                              (IRS Employer
of incorporation or organization)                         Identification No)

    940 Calle Amanecer, Suite E
      San Clemente, California                                  92673
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

          Issuer's telephone number, including area code: 949-609-0590 Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock, par value $0.01 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 49,066,358 shares as of May 21, 2007.

Transitional Small Business Disclosure Format (check one);  Yes [ ] No [X]

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION...............................................1
   ITEM 1. FINANCIAL STATEMENTS..............................................1
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........21
   ITEM 3. CONTROLS AND PROCEDURES..........................................30
PART II  - OTHER INFORMATION................................................32
   ITEM 1. LEGAL PROCEEDINGS................................................32
   ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS......32
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES..................................32
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............32
   ITEM 5. OTHER INFORMATION................................................32
   ITEM 6. EXHIBITS.........................................................33


                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   RECLAMATION CONSULTING AND APPLICATIONS, INC.
                              CONDENSED BALANCE SHEET
                                    (UNAUDITED)
                                  MARCH 31, 2007


                                      ASSETS
                                      ------

CURRENT ASSETS:
            Cash                                                      $      1,662
            Accounts receivable                                              9,590
            Inventories                                                    168,195
            Prepaid expenses and other current assets                       93,345
                                                                      ------------

                       Total current assets                                272,792

Property and equipment, net                                                 34,508
License agreement, net                                                     437,500
Deferred financing costs, net                                               17,500
Deposits                                                                    28,158
                                                                      ------------

                                                                      $    790,458
                                                                      ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
            Accounts payable                                          $    436,746
            Accrued professional fees                                      110,336
            Payroll taxes payable                                          118,659
            Accrued interest payable                                       309,971
            Payable to shareholders                                        110,000
            Other accrued expenses                                          52,181
            Current portion of accrued judgment payable                     33,400
            Notes payable - related parties                              3,494,914
            Current portion of notes payable                               297,350
                                                                      ------------

                       Total current liabilities                         4,963,557

            Accrued judgment payable, net of current portion                12,100
            Notes payable, net of current portion and debt discount        411,055
            Derivative and warrant liabilities                           5,689,309
                                                                      ------------

                       Total liabilities                                11,076,021
                                                                      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
            Common stock, $0.01 par value; 150,000,000 authorized,
            49,066,358 shares issued and outstanding                       490,664
            Committed shares                                               176,400
            Additional paid-in-capital                                  14,689,807
            Treasury stock (1,500,000 shares), at cost                     (15,000)
            Accumulated deficit                                        (25,627,434)
                                                                      ------------

                       Total stockholders' deficit                     (10,285,563)
                                                                      ------------

                                                                      $    790,458
                                                                      ============

      See the accompanying notes to unaudited condensed financial statements.



                                       RECLAMATION CONSULTING AND APPLICATION, INC.
                                            CONDENSED STATEMENTS OF OPERATIONS
                               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006
                                                       (UNAUDITED)

                                                             Three Months Ended                  Nine Months Ended
                                                             ------------------                  -----------------
                                                           2007              2006              2007              2006
                                                       ------------      ------------      ------------      ------------

Net revenue                                            $     38,412      $      3,580      $    139,801      $     64,814

Cost of revenue                                              32,748            22,110           108,138            84,606
                                                       ------------      ------------      ------------      ------------

Gross profit  (loss)                                          5,664           (18,530)           31,663           (19,792)

Selling, general and administrative expenses                587,856           895,394         1,614,490         2,413,671

                                                       ------------      ------------      ------------      ------------
Loss from operations                                       (582,192)         (913,924)       (1,582,827)       (2,433,463)

Other income (expense)
    Interest expense                                       (224,761)         (504,600)         (863,852)         (817,089)
    Change in fair value of derivative and warrant       (4,079,104)       (1,435,856)       (1,149,537)         (145,412)
                                                       ------------      ------------      ------------      ------------
                                                         (4,303,865)       (1,940,456)       (2,013,389)         (962,501)
                                                       ------------      ------------      ------------      ------------

Loss before income taxes                                 (4,886,057)       (2,854,380)       (3,596,216)       (3,395,964)

Provision for income taxes                                       --                --               800               800
                                                       ------------      ------------      ------------      ------------
Net loss                                               $ (4,886,057)     $ (2,854,380)     $ (3,597,016)     $ (3,396,764)
                                                       ============      ============      ============      ============

Net loss per common share:
    Basic and diluted                                  $      (0.10)     $      (0.07)     $      (0.07)     $      (0.10)
                                                       ============      ============      ============      ============

Weighted-average common shares outstanding
    Basic and diluted                                    49,066,358        42,813,527        49,066,358        33,978,600
                                                       ============      ============      ============      ============


                         See the accompanying notes to unaudited condensed financial statements.



                                         RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                               CONDENSED STATEMENTS OF CASH FLOWS
                                                          (UNAUDITED)
                                       FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006


                                                                                                      2007             2006
                                                                                                  -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
             Net loss                                                                             $(3,597,016)     $(3,396,764)
             Adjustments to reconcile net loss to net cash used in
               operating activities:
                    Stock-based compensation                                                          140,000          756,531
                    Amortization of prepaid consulting services                                         9,590           67,400
                    Excess fair value of stock granted in connection with consulting services          60,000               --
                    Change in fair value of derivative and warrant liabilities                      1,149,537          145,412
                    Amortization of discount on notes payable                                         620,431          600,755
                    Depreciation and amortization                                                      58,202           32,504
                    (Increase) decrease in operating assets:
                             Accounts receivable                                                        7,518           21,111
                             Inventories                                                             (103,675)         (51,331)
                             Prepaid expenses and other current assets                                  2,519           72,437
                    Increase (decrease) in operating liabilities:
                             Accounts payable and accrued expenses                                    277,612           78,070
                                                                                                  -----------      -----------

             Net cash used in operating activities                                                 (1,375,282)      (1,673,875)
                                                                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
                    Acquisition of property and equipment                                                  --          (12,078)
                                                                                                  -----------      -----------

             Net cash used in investing activities                                                         --          (12,078)
                                                                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
                    Proceeds from notes payable and convertible debentures                          2,045,170        2,296,769
                    Payments on notes payable and convertible debentures                             (668,226)        (610,816)
                                                                                                  -----------      -----------

             Net cash provided by financing activities                                              1,376,944        1,685,953
                                                                                                  -----------      -----------

Net change in cash                                                                                      1,662               --

CASH, BEGINNING OF PERIOD                                                                                  --               --
                                                                                                  -----------      -----------

CASH, END OF PERIOD                                                                               $     1,662      $        --
                                                                                                  ===========      ===========


                         See the accompanying notes to unaudited condensed financial statements.



                                RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                     CONDENSED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)
                              FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006
                                                 (Continued)


                                                                                      2007           2006
                                                                                   ----------     ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


CASH PAID FOR: Interest                                                            $   85,621     $  131,617
                                                                                   ==========     ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of notes payable and accrued interest to common stock                   $       --     $  482,770
                                                                                   ==========     ==========

Debt discount on convertible debt                                                  $       --     $1,900,000
                                                                                   ==========     ==========

Issuance of notes payable for cancellation of shares to be issued                  $       --     $   25,000
                                                                                   ==========     ==========

Issuance of shares and note payable in exchange for a license                      $       --     $  500,000
                                                                                   ==========     ==========

Committed shares for consulting services                                           $  144,000     $       --
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

                     FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006

--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
-----------------------------------------------

Organization
------------

Reclamation Consulting and Applications, Inc., ("us", "we", the "Company" or the "Registrant") is a Colorado corporation that currently specializes in the production and sale of its Alderox(R) products, including ASA 12(R), DCR(TM), Alderox KR7(R), PaverBlend(TM), Alderox TSR(TM), and ASA Cleaners. These products are made from our patented formula relating specifically to an improved release agent for mitigating the sticking of asphalt, concrete and other similar products to various surfaces. Release agents are commonly applied to containers, mixers, truck beds and forms prior to pouring asphalt or concrete into them, and act as a barrier to mitigate adhesion of the, asphalt, concrete or other material to the relevant surfaces.

Basis of Presentation
---------------------

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. These principles are consistent in all material respects with those applied in the Company's financial statements contained in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2006, and pursuant to the instructions to Form 10-QSB and Item 310(b) of Regulation S-B promulgated by the Securities and Exchange Commission (the "SEC"). Interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. These unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto contained in the Company's annual report on Form 10-KSB for the year ended June 30, 2006.

Going Concern
-------------

The Company's condensed financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred cumulative losses of $25,627,434 including net losses of $3,597,016 and $3,396,764 for the nine months ended March 31, 2007 and 2006, respectively, and has a working capital deficit of $4,690,765 at March 31, 2007.

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

Management has taken the following steps, which it believes are sufficient to provide the Company with the ability to continue as a going concern: (i) increasing sales through the marketing of service contracts which include the supply of specialized application equipment to the asphalt, concrete and mining industries; (ii) marketing a Private Placement Memorandum to raise $3,000,000 through convertible debentures; (iii) controlling of salaries and general and administrative expenses; (iv) managing accounts payable; and (v) increasing marketing activities within the mining industry and increasing international distribution capabilities through additional distributors.

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                     FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006

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

                     FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006

--------------------------------------------------------------------------------

Long-Lived Assets
-----------------

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of March 31, 2007 the Company does not believe there has been any impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

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

The Company's conventional convertible debt is recorded net of the debt discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt on a straight-line basis, which approximates the effective interest method. For the three months ended March 31, 2007 and 2006, the Company recorded $0 of amortization related to BCF. For the nine months ended March 31, 2007 and 2006, the Company recorded $0 and $37,500 of amortization related to BCF.

Deferred Financing Costs
------------------------

The Company records direct costs of obtaining debt as deferred financing costs and amortizes these costs to interest expense over the life of the debentures on a straight-line basis, which approximates the effective interest method.

Fair Value of Financial Instruments
-----------------------------------

The Company's financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, related-party notes payable and notes payable. Pursuant to SFAS No. 107, "Disclosures About the Fair Value of Financial Instruments," the Company is required to estimate the fair value of all financial instruments at the balance sheet date. The Company cannot determine the estimated fair value of related-party notes payable as the transactions originated with related parties, nor the fair value of the convertible notes payable as instruments similar to its convertible notes payable could not be located. Other than these items, the Company considers the carrying values of its financial instruments in the condensed financial statements to approximate their fair values.

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                     FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006

--------------------------------------------------------------------------------

Derivative Financial Instruments
--------------------------------

The Company's derivative financial instruments consist of embedded derivatives related to the Callable Secured Convertible Term Notes (the "Notes") entered into on June 23, 2005 (see Note 8). These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date ($2,808,664 as of March 31, 2007). In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. The fair value of such options and warrants at March 31, 2007 totaled $2,880,645. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion-related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 214%; and risk free interest rate of 4.82% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using discounted cash flows and probability analysis. The derivatives are classified as long-term liabilities (see Note 8).

For the three and nine months ended March 31, 2007, the net increase in the derivative and warrant liability was $4,079,104 and $1,149,537, respectively, which is recorded as a component of other expenses in the accompanying condensed statements of operations.

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

For the three and nine months ended March 31, 2007 and 2006, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation that is not permitted and therefore not included. Such dilutive amounts would have included shares potentially issuable pursuant to convertible debentures (see Notes 7 and 8) and outstanding "in-the-money" options and warrants (see Note 10). For the three and nine months ended March 31, 2007, the outstanding potentially dilutive common shares totaled approximately 6,325,000. For the three and nine months ended March 31, 2006, the outstanding potentially dilutive common shares totaled approximately 11,836,000.

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                     FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006

--------------------------------------------------------------------------------

Stock-Based Compensation
------------------------

At March 31, 2007, the Company has no stock-based compensation plans.

On July 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment", ("SFAS 123(R)") which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"), for periods beginning in fiscal 2007. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2006, the first day of the Company's fiscal year 2007. The Company's condensed financial statements as of and for the three and nine months ended March 31, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's condensed financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's condensed statement of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, stock-based compensation expense was recognized in the Company's condensed statements of operations, other than for option grants to employees below the fair market value of the underlying stock at the date of grant. No stock-based employee compensation cost was recognized in the condensed statements of operations for the three and nine months ended March 31, 2006, as all options granted had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's condensed statement of operations for the three and nine months ended March 31, 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of June 30, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to June 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the condensed statements of operations for the three and nine months ended March 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three and nine months ended March 31, 2007, of approximately 0% was based on the Company usually granting immediately exercisable options. The estimated average term of option grants for the three and nine months ended 2006 is 3 years. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's accumulated loss position, there were no such tax benefits during the three and nine months ended March 31, 2007. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                     FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006

--------------------------------------------------------------------------------

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

The following presents the Black-Scholes assumptions used for the granting of options in fiscal 2007:

                                                                    2007
                Stock options:
                Expected term                                     2-5 years
                Expected volatility                                 227%
                Risk-free interest rate                             4.83%
                Expected dividends                                   --

There is no effect on net loss and net loss per share for the three and nine months ended March 31, 2006 if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plans as there were no grants or vesting of options to employees during the three and nine months ended March 31, 2006.

A summary of employee option activity as of March 31, 2007 and changes during the nine months then ended, is presented below:

                                                                          MARCH 31, 2007

                                                                         Weighted-Average
                                                                                     Remaining             Aggregate
                                                                  Exercise          Contractual            Instrinsic
                                               Shares              Price            Term (Years)             Value
                                          -----------------     -------------     -----------------     ---------------
Options outstanding at July 1, 2006             11,480,000      $       0.25
        Options granted                          1,000,000              0.15
        Options forfeited                         (490,000)             0.33
        Options exercised                                -                 -
                                          -----------------     -------------     -----------------     ---------------
Options outstanding at March 31, 2007           11,990,000      $       0.24                  2.16      $    1,062,000
                                          =================     =============     =================     ===============
Options exercisable at March 31, 2007           11,990,000      $       0.24                  2.16      $    1,062,000
                                          =================     =============     =================     ===============

Upon the exercise of options, the Company issues new shares from its authorized shares. The weighted average grant date fair value of options granted during the nine months ended March 31, 2007 was $0.14 per option.

There are no non-vested stock options at June 30, 2006 and at March 31, 2007. There is no unrecognized compensation cost at March 31, 2007. The total fair value of shares vested during the nine months ended March 31, 2007 was $140,000.

As a result of adopting SFAS No. 123(R) on July 1, 2006, the Company's net loss for the three and nine months ended March 31, 2007 was approximately $140,000 higher than if it had continued to account for share-based compensation under APB 25. There was no net change in the loss per share for the period ended March 31, 2007. The Company allocated all the stock-based compensation expense related to employee and director stock options to selling, general and administrative expenses.

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                     FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006

--------------------------------------------------------------------------------

Concentrations
--------------

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. From time-to-time, the Company's cash balances exceed the amount insured by the FDIC. Management believes the risk of loss of cash balances in excess of the insured limit to be low.

The majority of revenues in the period ended March 31, 2007 were generated from one major distributor, Applied Industrial Technologies. The majority of receivables at March 31, 2007 were from the same distributor. For the three and nine months ended March 31, 2007, total sales to two major customers amounted to $32,561 and $109,748, respectively, or approximately 85% and 79%, respectively, of our sales.

Reclassifications
-----------------

Certain amounts in the March 31, 2006 financial statements have been reclassified to conform to the March 31, 2007 presentation. Such reclassifications had no effect on net loss as previously reported.

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

In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109" ("FIN 48"). FIN 48 clarifies the application of SFAS No. 109, "ACCOUNTING FOR INCOME TAXES", by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in a company's financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt FIN 48 on July 1, 2007. The Company is currently assessing the impact the adoption of FIN 48 will have on its financial position and results of operations.

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES -- INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The Company will adopt SFAS No. 159 in the first quarter of fiscal 2008, is still evaluating the effect, if any, on its financial position and results of operations and has not yet determined its impact.

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

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                     FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006

--------------------------------------------------------------------------------

NOTE 4 - INVENTORIES

Inventories consist of the following as of March 31, 2007:

         Raw materials                                         $ 16,440
         Work in process                                         58,338
         Finished goods                                          93,417
                                                               --------
                                                               $168,195
                                                               ========


NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at March 31, 2007:

         Computers and office equipment                       $ 23,333
         Test equipment                                         38,103
         Vehicles                                               17,409
                                                              --------
                                                                78,845

         Less accumulated depreciation                         (44,337)
                                                              --------
                                                              $ 34,508
                                                              ========

Depreciation expense was $3,550 and $4,258 for the three months ended March 31, 2007 and 2006, respectively. Depreciation expense was $10,702 and $12,671 for the nine months ended March 31, 2007 and 2006, respectively.

NOTE 6 - DEFERRED FINANCING COSTS

Deferred financing costs consist of the following as of March 31, 2007:

         Cost                                                 $ 40,000
         Less accumulated amortization                         (22,500)
                                                              --------
                                                              $ 17,500
                                                              ========

Amortization expense was $3,333 and $3,333 for the three months ended March 31, 2007 and 2006, respectively, and is included in interest expense in the accompanying condensed statement of operations. Amortization expense was $10,000 and $7,333 for the nine months ended March 31, 2007 and 2006 respectively, and is included in interest expense in the accompanying condensed statements of operations.

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                     FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006

--------------------------------------------------------------------------------

NOTE 7 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consist of the following at March 31, 2007:

    Unsecured convertible debt to stockholders, bearing interest at 10 percent per annum (see below)            $    2,954,946

    Unsecured notes payable to stockholders, bearing interest at 8.25 percent per annum, due on demand                 232,500

    Unsecured note payable to stockholder, bearing interest at 10 percent per annum, due  n demand                     183,812

    Unsecured notes payable to stockholder, bearing interest at 15 percent per annum, due on demand                     50,490

    Unsecured note payable to stockholders,  bearing interest at 10 percent per annum, convertible to common            26,000
       stock at $0.25 per share, due on demand

    Unsecured note payable to stockholder, $2,500 interest payable on maturity, due on demand                           25,000

    Unsecured notes payable to stockholder, bearing interest at 12 percent per annum, due on demand                     20,000

    Unsecured note payable to stockholder,  bearing interest at 15 percent per annum, convertible to common              2,166
       shares at $0.75 per share
                                                                                                                ---------------
                                                                                                                $    3,494,914
                                                                                                                ===============

Interest expense on notes payable - related parties for the three months ended March 31, 2007 and 2006 was approximately $43,494 and $19,000, respectively. Interest expense on the notes payable - related parties for the nine months ended March 31, 2007 and 2006 was $133,514 and $42,000, respectively. All related-party notes payable are reflected as current liabilities as they are either in default or due on demand.

Unsecured Convertible Debt
--------------------------

On October 17, 2006, the Company entered into a Note Purchase Agreement (the "Agreement") with a group of investors led by Canvasback Company Limited, a company organized under the laws of the country of Anguilla (the "Lender"), pursuant to which the Company issued the Lender an Unsecured Convertible Promissory Note (the "Unsecured Note") for the aggregate principal amount of $2,079,067 (the "Loan"), accruing interest at the annual rate of 10% per annum and maturing on October 17, 2007. Pursuant to the Agreement, the Lender has agreed to purchase additional Unsecured Convertible Promissory Notes up to an aggregate of $620,000. At any time after a Conversion Event (as defined below), the Loan is convertible, at the election of the Lender, into a number of shares of the Company's common stock (the "Conversion Shares") obtained by dividing the aggregate amount of principal and accrued but unpaid interest due under the Unsecured Note as of the date of conversion, by $0.025. The Company has also borrowed from time to time, additional amounts from Canvasback under the terms of the Unsecured Note.

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                     FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006

--------------------------------------------------------------------------------

At March 31, 2007 the total principal amount due to Canvasback Company Limited, is $2,954,946. As of March 31, 2007, and if a Conversion Event had occurred by this date, the amount of common stock shares issuable upon full conversion of the Unsecured Note would be 124,557,840 shares or approximately 71.7% of the Company's outstanding common stock. Since the conversion feature of the Unsecured Notes is contingent, no amounts are recorded related to the value of the conversion feature. Upon the occurrence of the Conversion Event, the value of the embedded conversion feature will be determined and recorded as a derivative liability. The estimated value of the derivative liability is approximately $34,253,000 at March 31, 2007. The proceeds received from the sale of the unsecured convertible notes were used for business development purposes, working capital needs, pre-payment of interest, repayment of the Notes, payment of consulting and legal fees and purchasing inventory.

In light of the restrictions on the Company's ability to raise capital through the issuance of its common stock at a price below the market value on the date of such issuance, the Lender has agreed that the conversion provisions applicable to the Unsecured Note will not become operative unless and until either (i) the Company obtains the prior written consent of the Investors (see
Note 8) to permit the Conversion of the Unsecured Debt, or any portion thereof, into Conversion Shares pursuant to the terms of the Agreement; or (ii) the SPA (see Note 8) is terminated pursuant to terms and all the Company's obligations under the Securities Purchase Agreement have been fully satisfied or waived (each, a "Conversion Event").

In addition, the Company has agreed that, within 60 days after the issuance of any Conversion Shares, or as soon afterward as the Company may determine in good faith to be commercially reasonable, but in no event later than 180 days, the Company will file a registration statement with the SEC seeking to have such Conversion Shares registered for public sale on Form SB-2 or other applicable form of registration statement, and naming the lenders as selling stockholders (unless any lender shall notify the Company in advance that it does not desire to be included in any such registration statement). The Company shall pay for all registration expenses incurred in connection with any registration, qualification or compliance pursuant to this Agreement. All individual selling expenses incurred in connection with any such registration, qualification or compliance, including without limitation any separate counsel which any Lender may desire to engage in connection with the filing of such registration statement apart from the Company's counsel, will be borne by the Lenders of the Conversion Shares participating in such registration, pro rata on the basis of the number of their shares so registered.

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                   FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

--------------------------------------------------------------------------------

NOTE 8 - NOTES PAYABLE
----------------------

Notes payable consist of the following at March 31, 2007:

    Callable, secured convertible notes payable, bearing interest at 10 percent per unit per annum, net of
        unamortized discount of $338,930 (see below)                                                                  $     411,055

    Notes payable, bearing interest at 10 percent per annum, convertible to common shares at $0.40 per
        share, due on demand, secured by substantially all assets of the Company                                            125,000

    Notes payable, bearing interest at 15 percent per annum, convertible to common shares at $0.40 per
        share, due on demand, secured by substantially all assets of the Company                                             55,850

    Note payable, bearing interest at 15 percent per annum, convertible to common shares at $0.75 per share,
        due on demand, secured by substantially all assets of the Company                                                    50,000

    Notes payable, bearing interest at 10 percent per annum and paid semi-annually, convertible to common
        shares at $0.40 or $0.45 per share, due on demand, secured by substantially all assets of the Company                45,500

    Unsecured notes payable, bearing interest at 8.25 percent per annum, due on demand                                        6,000

                                                                                                                      --------------
    Unsecured note payable, bearing interest at 15 percent per annum, due on demand                                          15,000
                                                                                                                      --------------
                                                                                                                            708,405

    Less current portion                                                                                                   (297,350)
                                                                                                                      --------------

                                                                                                                      $     411,055
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

                     FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006

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

    o The SPA includes a penalty provision based on any failure to meet and/or maintain registration requirements for shares issuable under the conversion of the note or exercise of the warrants, which represents an embedded derivative, but such derivative has a de minimus value and has not been included in this analysis at March 31, 2007; and

    o The SPA contains certain events of default including not having adequate shares registered to effectuate allowable conversions. In that event, the Company is required to pay a conversion default payment at 24% interest, which is identified as an embedded derivative and has been bifurcated and recorded on the Company's balance sheet at its fair value.

The fair value of the embedded derivatives was $718,620 as of March 31, 2007.

In conjunction with the Notes, the Company issued warrants to purchase 8,000,000 shares of common stock. The accounting treatment of the derivatives and warrants requires that the Company record the warrants at their fair values, which totaled $2,090,044 at March 31, 2007.

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                     FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006

--------------------------------------------------------------------------------

The Company recorded the first $1,900,000 of fair value of the derivatives and warrants to debt discount, which will be amortized to interest expense over the term of the Notes. During the three and nine months ended March 31, 2007 the Company repaid $166,667 and $562,126, respectively of the principal balance of the Notes. The Company paid $2,870 and $10,366 of prepayment penalties for the three and nine months ended March 31, 2007. Amortization expense on this debt discount for the three months ended March 31, 2007 and 2006 was $146,829 and $355,864, respectively. Amortization expense on this debt discount for the nine months ended March 31, 2007 and 2006 was $620,431 and $563,254, respectively.

The market price of the Company's common stock significantly impacts the extent to which the Company may be required or may be permitted to convert the unrestricted and restricted portions of the Notes into shares of the Company's common stock. The lower the market price of the Company's common stock at the respective times of conversion, the more shares the Company will need to issue to convert the principal and interest payments then due on the Notes. If the market price of the Company's common stock falls below certain thresholds, the Company will be unable to convert any such repayments of principal and interest into equity, and the Company will be forced to make such repayments in cash The Company's operations could be materially adversely impacted if the Company is forced to make repeated cash payments on the Notes.

Future minimum principal payments (excluding the debt discount) are as follows under notes payable for the year ending June 30:

                 2007 (three months)                      $        464,017

                 2008                                              583,318
                                                          ----------------
                                                          $      1,047,335
                                                          ================

On February 1, 2007, the Company entered into a Securities Repurchase Agreement (the "Repurchase Agreement") to repurchase the Notes with an original aggregate principal amount of $2,000,000 and warrants to purchase 8,000,000 shares of the Company's common stock from the Investors.

On February 26, 2007 and April 20, 2007 the Company entered into amendments to the February 1, 2007 agreement.

Under the terms of the Repurchase Agreement, as amended, the Company has until May 31, 2007 to repurchase the Notes by paying the Investors a purchase price consisting of (i) cash equal to the outstanding balance of accrued principal and interest due under the Notes plus a 30% prepayment penalty, and (ii) 3,250,000 restricted shares of the Company's common stock. Should the Company repurchase the Notes on the last possible day under the Repurchase Agreement, May 31, 2007, the aggregate cash portion of the purchase price will be $902,759, including prepayment penalties.

The Agreements further provide that the Company has until May 31, 2007 to repurchase the warrants for an aggregate cash purchase price of $258,338.

The 3,250,000 shares to be issued to the Investors under the Repurchase Agreement have a value of $325,000, based on the fair market value of the shares of $0.10 on February 1, 2007, and will be recorded as additional interest expense along with the prepayment penalty if the Notes are repurchased. The shares will bear a legend stating that the shares are "restricted securities" pursuant to Rule 144; and are entitled to "piggyback registration rights" requiring the Company to register the shares for sale on the next qualifying registration statement that the Company may file with the Securities and Exchange Commission.

Under the terms of the Repurchase Agreement, as long as the Company makes all payments required by the Repurchase Agreement and does not otherwise breach the Repurchase Agreement, the Investors shall have no further rights under the agreements and other documents the Company entered into with the Investors on June 23, 2005 (the "Initial Purchase Documents"), pursuant to which the Investors purchased the Notes and warrants. If the Company should fail to repurchase the Notes by May 31, 2007, the Repurchase Agreement shall become null and void and the Initial Purchase Documents shall remain in effect. If the Company repurchases the Notes but does not repurchase the warrants, the provisions of the Repurchase Agreement relating to the repurchase of the warrants shall be null and void and the Initial Purchase Documents will continue in full force and effect.

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                     FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006

--------------------------------------------------------------------------------

NOTE 9 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Litigation
----------

On May 2, 2005, a complaint was filed by Pacific Business Capital Corporation ("PBCC") against the Company, its President, Gordon Davies, and its then Vice President, Michael Davies. On September 5, 2006, the parties reached an oral settlement agreement under which the Company agreed to pay PBCC a total of $21,000 over the course of 11 months. Pursuant to the settlement agreement, at September 30, 2006, the Company paid a total of $5,000, the Company agreed to pay the plaintiffs an additional $1,500 per month beginning October 1, 2006 and ending July 1, 2007; and $1,000 on August 1, 2007. There is a 10-day grace period for each scheduled payment and there is a deed as security on property owned by Michael Davies. No interest is due under the settlement agreement if the Company complies with the terms thereof. In the event that the Company is in default of the settlement agreement, a 10% simple interest per annum will be added, and the entire amount shall immediately become due upon our default. At March 31, 2007 the Company had recorded the balance due of $7,000 in accrued judgment payable in the accompanying condensed balance sheet.

On September 22, 2005 the Company entered into a Memorandum of Understanding with a third party related to a litigation matter. Pursuant to the Memorandum of Understanding, the Company has agreed to pay the plaintiff the sum of $30,000 on March 1, 2006, and $3,100 per month for 24 months commencing on April 1, 2006, subject to its option to pay the entire settlement amount at a 20% discount At March 31, 2007, the Company owed the plaintiff approximately $38,500 in payments due under the Memorandum of Understanding.

On September 25, 2006, a Complaint was filed by AID Equipment, LLC against the Company. Plaintiffs generally allege in their complaint that the Company engaged the plaintiffs to supply and fabricate equipment and that Gordon Davies endorsed a credit application in return for plaintiff's services to be performed valued at approximately $20,342. Plaintiffs are requesting damages in the amount of $17,286 and for attorneys' fees, costs and expenses. The Company's management denies that the plaintiffs are owed the amounts sought, and the Company intends to vigorously defend this action on the basis brought by the plaintiffs. On October 25, 2006, the Company filed an Answer to the Complaint generally denying all plaintiffs allegations and setting forth certain affirmative defenses. As of March 31, 2007 the parties are in the discovery process, and no trial date has been set for this case.

Loss on Collateralized Shares
-----------------------------

In April 2006 the Company entered into an agreement to borrow $300,000 from a third party and collateralized 1,500,000 shares of the Company's common shares in order to consummate the loan. The collateralized shares were the property of one of the Company's shareholders. The loan never funded and the agreement was voided. During the return of the collateralized shares to the shareholder a total of 500,000 shares were mishandled and could not be located. The Company is still working to recover the missing shares but has set up an accrual for the loss to the shareholder for $110,000, based on the fair market value of the shares of $0.22 on the date the shares were loaned to the Company, which has been included in accrued expenses as of March 31, 2007 in the accompanying condensed balance sheet.

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                     FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006

--------------------------------------------------------------------------------

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

NOTE 10 - STOCKHOLDERS' EQUITY
------------------------------

Common Stock
------------

2007
----

In March 2007, the Company entered into two separate public relations agreements. The agreements were entered into on March 1 and March 9 and call for the Company to pay the public relations firms a fixed amount of approximately $7,300 per month for a total of six months and 12 months, respectively. As part of each agreement, the public relations firms each agreed to purchase 600,000 shares of the Company's common stock at a price of $0.07 per share. Instead of paying cash for the shares, the amount due will be netted against the fees due from the Company. The fair market price of the stock on the dates of the agreements was $0.12. The Company has not issued the shares as of March 31, 2007 and has recorded the fair valueof the shares on the dates of the agreements in equity as committed shares. For the value of the fair market price of the shares greater than the agreed upon purchase price, the Company recorded general and administrative expense of $60,000 included in the accompanying statements of operations. The Company capitalized the purchase price value of the shares of $84,000 in prepaid expenses and other current assets in the accompanying balance sheet and is amortizing it over the terms of the agreements. The Company recorded consulting expense of approximately $10,000 related to the amortization of the value for the three and nine months ended March 31, 2007, which is included in selling, general and administrative expenses in the accompanying statements of operations.

2006
----

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

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                     FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006

--------------------------------------------------------------------------------

STOCK OPTIONS AND WARRANTS
--------------------------

2007

During the three months ended March 31, 2007, the Company issued options to purchase 1,000,000 shares of its common stock to a consultant with an estimated fair value of approximately $268,000. The options have an exercise price of $0.15 per share and expire on June 30, 2009. The estimated fair value of the options was included in derivative and warrant liabilities as they were to non-employees.

On October 16, 2006, the Company entered into an Advisory Board Services Agreement (the "Agreement") with Norman R. Gish (the "Advisor"), pursuant to which the Company engaged the Advisor to assist it in its efforts to increase exposure of its Alderox(R) line of products in the mining, oil sands, and drilling industries in Canada. The Advisor has a long history and extensive associates within the aforementioned industries and the Company believes that these relationships will considerably and immediately increase exposure in these industry segments. The period of engagement commences on October 16, 2006 and terminates on October 16, 2007. As compensation for the Advisor's advisory services, the Company issued the Advisor warrants to purchase up to 500,000 shares of its restricted common stock, at a price of $0.15 per share. The warrants are immediately exercisable at the exercise price at any time during the period commencing on October 16, 2006 and ending October 16, 2011. The warrants and the shares issuable thereunder are subject to adjustment as set forth in the warrant certificate. The estimated value of the warrants using the Black-Scholes option-pricing model was approximately $70,000 and is included in the employee option expense (see Note 2).

2006

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

In addition, the Company issued 3,000,000 warrants to a consultant in fiscal 2005, 750,000 of which vested in 2005. The remainder vest at the rate of 750,000 in each of the first three quarters of 2006. The Company recorded $136,500 and $409,500 as consulting expense and warrant liabilities for the three and nine months ended March 31, 2006, respectively.

NOTE 11 - LICENSE
-----------------

Effective January 4, 2006, the Company entered into a license agreement with Billfighter Investments, Limited ("Billfighter"), in which the Company agreed to grant 4,000,000 shares of common stock and a note payable in the amount of $180,000 for the ability to utilize certain technology owned by Billfighter The shares were valued at $320,000 based on the fair market value on the date of grant of $0.08 per share, resulting in a total value of $500,000. The principal of $180,000 and interest of $557 was converted the following day, January 5, 2006, into 3,611,150 shares of common stock based on the fair market value on that date of $0.05 per share. The license grants the Company the sole and exclusive right and license to use, produce, manufacture, market, sell and distribute the licensed product within a defined territory. The Company also agrees to pay cash royalties in the amount of 10% of net revenues generated by the license in the rail car industry only. The license has no defined term and is subject to termination by either party. The Company believes the license has a useful life of 10 years and is amortizing on a straight-line basis over this term. Amortization expense of $12,500 was recognized during the three months ended March 31, 2007 and is included in selling, general and administrative expenses in the accompanying condensed statement of operations. Amortization expense of $37,500 was recognized during the nine months ended March 31, 2007 and is included in selling, general and administrative expenses in the accompanying condensed statement of operations.

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

In March of 2007, we entered into a Products and Services Agreement with Climax Molybdenum (Henderson Mine), a subsidiary of Phelps Dodge Mining Company for a 60-day performance trial of our product, ASA 12(R). Pursuant to this agreement, we will install and provide support for our Reliant IV automated spray applicator system at Phelps Dodge's Henderson mine. The agreement provides for us to set up the applicator system and to provide user training, customer suport and equipment servicing for the 60-day trial at no charge. However, we will receive reimbursement for the use of our ASA 12(R) product and for providing any repair or service not covered by warranty. The total payment we may receive under the agreement is capped at $4,950.

Although the agreement does not explicitly require Phelps Dodge or its subsidiaries to make any further use of ASA 12(R) following the trial, it states that "implementation of the automated application system and use of Alderox(R) ASA-12 is contingent upon the successful completion of a 60 day performance trial" and goes on to state that "[s]hould the product pass the trial, the equipment and product(s) will remain on the site." It is our expectation of that a successful completion of the trial will result in the continued use of our Reliant IV automated spray applicator system and ASA 12(R) with the possibility of expanding its use to other mine sites. However, we can provide no assurance that the trial will be successful, or that a successful trial will lead to further orders from Phelps Dodge or its subsidiaries.

As reflected in our Financial Statements included in Item 1 of Part I of this Report, we have incurred cumulative losses of $25,627,434, including net losses of $3,597,016 and $3,396,764 for the nine-month periods ended March 31, 2007 and 2006, respectively. At March 31, 2007, we have a working capital deficit of $4,690,765. As a result, recoverabiltiy of a major portion of the recorded assets reflected in our condensed balance sheet included with our condensed financial statements is dependent upon future sustainable profitable operation of our Company, which, in turn, is dependent upon our ability to raise additional capital, obtain financing, increase our customer base and manage our costs. Our management has taken the following steps, which it believes are sufficient to provide our Company with the ability to continue as a going concern: (i) increasing sales through the marketing of service contracts which include the supply of specialized application equipment to the asphalt, concrete and mining industries; (ii) marketing a Private Placement Memorandum to raise $3,000,000 through convertible debentures; (iii) controlling of salaries and general and administrative expenses; (iv) managing accounts payable; and (v) increasing marketing activities within the mining industry and increasing international distribution capabilities through additional distributors.

As previously disclosed in our SEC filings, on June 23, 2005, we entered into a Securities Purchase Agreement with AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (collectively, the "Note Holders") pursuant to which we issued to the Note Holders convertible notes in the aggregate principal amount of $2,000,000 and warrants to purchase an aggregate of 8,000,000 shares of our common stock. The Securities Purchase Agreement also requires that we obtain the written consent of a majority of the Note Holders prior to obtaining additional equity financing through the issuance of our common stock at a discount to the market price of the common stock on the date of issuance. Due to this substantial restriction on our ability to raise capital through the issuance of our equity securities, it has been difficult to raise capital to fund our working capital needs.

On February 1, 2007, we entered into a Securities Repurchase Agreement (the "Repurchase Agreement") with the Note Holders to repurchase the convertible notes and warrants discussed above. Under the terms of the Repurchase Agreement, as amended, we have until May 31, 2007 to repurchase both the convertible notes and the warrants. For the convertible notes, we must pay the Note Holders an aggregate purchase price consisting of (i) cash equal to the outstanding balance of accrued principal and interest due under the convertible notes plus a 30% prepayment penalty, and (ii) 3,250,000 restricted shares of our common stock. Should we repurchase the convertible notes on the last possible day under the Repurchase Agreement, May 31, 2007, the aggregate cash portion of the purchase price will be $902,681 including prepayment penalties. Additionally, since we have not repurchased the convertible notes by April 30, 2007, we are required to make routine monthly payments beginning on that date pursuant to the convertible notes in the aggregate amount of $62,553. The aggregate cash price we must pay the Note Holders for the warrants is $258,338.

The 3,250,000 shares to be issued to the Note Holders under the Repurchase Agreement will be recorded as additional interest expense along with the prepayment penalty if the convertible notes are repurchased. The shares will bear a legend stating that the shares are "restricted securities" pursuant to Rule 144; and are entitled to "piggyback registration rights" requiring us to register the shares for sale on the next qualifying registration statement that we may file with the Securities and Exchange Commission.

Under the terms of the Repurchase Agreement, as amended, as long as we make all payments required by the Repurchase Agreement and do not otherwise breach the Repurchase Agreement, the Note Holders shall have no further rights under the agreements and other documents we entered into with the Note Holders on June 23, 2005 (the "Initial Purchase Documents"), pursuant to which the Note Holders purchased the convertible and warrants. If we should fail to repurchase the convertible notes by May 31, 2007, the Repurchase Agreement shall become null and void and the Initial Purchase Documents shall remain in effect. If we repurchase the convertible notes but do not repurchase the warrants, the provisions of the Repurchase Agreement relating to the repurchase of the warrants shall be null and void and the Initial Purchase Documents will continue in full force and effect.

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

We entered into a Note Purchase Agreement on October 17, 2006 with Canvasback Company Limited, a company organized under the laws of the country of Anguilla ("Canvasback"), pursuant to which we issued Canvasback an unsecured convertible promissory note for the aggregate principal amount of $2,079,067, accruing interest at the annual rate of 10% per annum and maturing on October 17, 2007. Pursuant to the agreement, Canvasback has agreed to purchase additional unsecured convertible promissory notes up to an aggregate of $120,000. Subsequently, on November 7, 2006 we issued another note in the amount of $108,000 pursuant to this agreement and having the same terms and conditions as the original note issued thereunder. On December 15, 2006, we amended the agreement pursuant to an Amendment No. 1 to the Convertible Note Purchase Agreement to increase the amount of unsecured notes we can sell and Canvasback can purchase under the agreement from $120,000 to $620,000 as consideration for its right to convert the entirety of original note, the subsequent note, and all notes purchased or to be issued by Canvasback pursuant to the agreement. At March 31, 2007, the principal balance of the Canvasback note was $2,954,946.

In light of the restrictions on our ability to raise capital through the issuance of our common stock at a price below the market value on the date of such issuance, Canvasback has agreed that the conversion provisions applicable to the notes will not become operative unless and until the occurrence of any of the following conversion events: (i) we obtain the prior written consent of the Note Holders to permit the conversion of the notes, or any portion thereof, into shares of our common stock pursuant to the terms of the Note Purchase Agreement; or (ii) the Securities Purchase Agreement is terminated pursuant to terms and all our obligations under the Securities Purchase Agreement have been fully satisfied or waived.

At any time after the occurrence of the above conversion event, the amount owed under the notes is convertible, at the election of Canvasback, into a number of shares of the our common stock obtained by dividing the aggregate amount of principal and accrued but unpaid interest due under the note as of the date of conversion, by $0.025. As of March 31, 2007, and if a conversion event had occurred by this date, the amount of common stock shares issuable upon full conversion of the note would be 124,557,840 shares or approximately 71.7% of our outstanding common stock.

In addition to the loans discussed above, we have previously borrowed loans from various lenders aggregating $276,350. The lenders have orally agreed with the Company that these loans are now due on demand. As of the date of filing of this report, the lenders have made not made any demands for the repayment of these loans. At March 31, 2007, the aggregate amount due under these notes is $366,066.

CRITICAL ACCOUNTING POLICIES

There were no changes to our critical accounting policies as described in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006.

------------------------------------------------------------------------------------------------------------------------------------
                                                     FOR THE THREE MONTHS ENDED
------------------------------------------------------------------------------------------------------------------------------------

                                                           March 31, 2007           March 31, 2006          Change        Change
                                                     ------------------------  ------------------------  ------------   ----------
                                                                     % of                       % of
                                                         $          Revenue         $          Revenue         $            %
                                                     -----------  -----------  -----------  -----------  ------------   ----------
Net Revenue                                          $    38,412         100%        3,580         100%  $     34,832          973%
Cost of Revenue                                           32,748          85%       22,110         618%        10,638           48%
                                                     -----------  ----------   -----------  ----------   ------------   ----------

Gross Profit (Loss)                                        5,664          15%      (18,530)       (518)%       24,194          131%

Operating Expenses
Selling, General and Administrative Expenses             587,856       1,530%      895,394      25,011%      (307,538)         (34)%
                                                     -----------  ----------   -----------  ----------   ------------   ----------
Loss from Operations                                    (582,192)     (1,516)%    (913,924)    (25,529)%      331,732           36%

Other Expense:
     Interest Expense                                   (224,761)       (585)%    (504,600)    (14,095)%      279,839          (55)%
     Change in Fair Value of Derivative Liabilities   (4,079,104)    (10,619)%  (1,435,856)    (40,108)%   (2,643,248)         184%
                                                     -----------  ----------   -----------  ----------   ------------   ----------
         Net Other Expense                            (4,303,865)    (11,204)%  (1,940,456)    (54,202)%   (2,363,409)         122%
                                                     -----------  ----------   -----------  ----------   ------------   ----------

Loss Before Provision for Income Taxes                (4,886,057)    (12,720)%  (2,854,380)    (79,731)%   (2,031,677)         (71)%
Provision for Income Taxes                                     -           - %           -           - %            -            - %
                                                     -----------  ----------   -----------  ----------   ------------   ----------
Net Loss                                             $(4,886,057)    (12,720)% $(2,854,380)    (79,731)%   (2,031,677)         (71)%
                                                     ===========  ==========   ===========  ==========   ============   ==========

Net Loss Per Share
     -Basic and Diluted
         Basic and Diluted                           $     (0.10)              $     (0.07)
                                                     ===========               ===========

Weighted-Average Common Shares Outstanding
     -Basic and Diluted
         Basic and Diluted                            49,066,358                42,813,527                  6,252,831           15%
                                                     ===========               ===========               ============   ==========

Net Revenues
------------

Net revenues for the three month period ended March 31, 2007 increased to $38,412 from $3,580 for the three month period ended March 31, 2006. This increase in net revenues of $34,832 or approximately 973% over the prior period is due primarily to increase in sale of our products through our distributor Applied Industrial Technologies and their Canadian division Bearing & Transmission.

Cost of Revenues
----------------

Cost of revenues for the three month period ended March 31, 2007 increased to $32,748 from $22,110 for the three month period ended March 31, 2006. This increase in cost of revenues of $10,638, or approximately 48% over the prior period is due primarily to increased sales, material purchases for the spray systems and shipping costs to various warehouse locations in the US and Canada.

Gross Profit (Loss)
-------------------

Gross profit for the three month period ended March 31, 2007 increased to $5,664 from a gross loss of $18,530 for the three month period ended March 31, 2006. This increase in gross profit of $24,194, or approximately 131% over the prior period is due primarily to increased sales of our product.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses for the three month period ended March 31, 2007 decreased to $587,856 from $895,394 for the three month period ended March 31, 2006. This decrease in selling, general and administrative expenses of $307,538, or approximately 34% over the prior period is due primarily to reduced costs associated with professional and consulting services associated with completing the financing.

Loss from operations for the three month period ended March 31, 2007 decreased to $582,192 from losses of $913,924 for the three month period ended March 31, 2006. This decrease in loss from operations of $331,732, or approximately 36% is due primarily to increased sales and lower financing activity fees.

Interest Expense
----------------

Interest expense for the three month period ended March 31, 2007 decreased to $224,761 from $504,600 for the three month period ended March 31, 2006. This decrease in interest expense of $279,839, or approximately 55% over the prior period is due primarily to reduced interest on the notes issued to AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners.

Change in Fair Value of Derivative Liabilities
----------------------------------------------

Change in fair value of derivative liabilities for the three month period ended March 31, 2007 was $4,079,104, compared to $1,435,856 for the three month period ended March 31, 2006. This change in the fair value of derivative liabilities of $2,643,248 or approximately 184% is due primarily to higher stock prices.

Net Loss
--------

Net loss for the three month period ended March 31, 2007 was $4,886,057 compared to a net loss of $2,854,380 for the three month period ended March 31, 2006. This change during the 2007 period when compared to the same period in fiscal 2006 was due primarily to the change in fair value of derivative liabilities.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006.

------------------------------------------------------------------------------------------------------------------------------------
                                                      FOR THE NINE MONTHS ENDED
------------------------------------------------------------------------------------------------------------------------------------

                                                        March 31, 2007            March 31, 2006             Change         Change
                                                  ------------------------   -------------------------    ------------    ----------
                                                                  % of                        % of
                                                       $         Revenue           $         Revenue            $             %
                                                 ------------  -----------   ------------  -----------    ------------    ----------

Net Revenue                                       $  139,801         100 %    $   64,814         100 %    $    74,987         116 %
Cost of Revenue                                      108,138          77 %        84,606         131 %         23,532          28 %
                                                 ------------  -----------   ------------  -----------    ------------    ----------

Gross Profit (Loss)                                   31,663          23 %       (19,792)        (31)%         51,455         260 %

Operating Expenses
Selling, General and Administrative Expenses       1,614,490       1,155 %     2,413,671       3,724 %       (799,181)        (33)%
                                                 ------------  -----------   ------------  -----------    ------------    ----------
Loss from Operations                              (1,582,827)     (1,132)%    (2,433,463)     (3,755)%        850,636          35 %

Other Expense:
     Interest Expense                               (863,852)       (618)%      (817,089)     (1,261)%        (46,763)          6 %
     Change-Value of Derivative Liability         (1,149,537)       (822)%      (145,412)       (224)%     (1,004,125)        691 %
                                                 ------------  -----------   ------------  -----------    ------------    ----------
         Net Other Expense                        (2,013,389)     (1,440)%      (962,501)     (1,485)%     (1,050,888)       (109)%
                                                 ------------  -----------   ------------  -----------    ------------    ----------

Loss Before Provision for Income Taxes            (3,596,216)     (2,572)%    (3,395,964)     (5,240)%       (200,252)          6 %
Provision for Income Taxes                               800           1 %           800           1 %              -           - %
                                                 ------------  -----------   ------------  -----------    ------------    ----------
Net Loss                                         $(3,597,016)     (2,573)%   $(3,396,764)     (5,241)%       (200,252)          6 %
                                                 ============  ===========   ============  ===========    ============    ==========

Net Loss Per Share
     -Basic and Diluted
         Basic and Diluted                       $     (0.07)                $     (0.10)
                                                 ============                ============

Weighted-Average Common Shares Outstanding
     -Basic and Diluted
         Basic and Diluted                        49,066,358                  33,978,600                   15,087,758          44 %
                                                 ============                ============                 ============    ==========

Net Revenues
------------

Net revenues for the nine month period ended March 31, 2007 increased to $139,801 from $64,814 for the nine month period ended March 31, 2006. This increase in net revenues of $74,987 or approximately 116% over the prior period is due primarily to the increase in sale of our products generated by Applied Industrial Technologies and their Canadian division Bearing & Transmission.

Cost of Revenues
----------------

Cost of revenues for the nine month period ended March 31, 2007 increased to $108,138 from $84,606 for the nine month period ended March 31, 2006. This increase in cost of revenues of $23,532, or approximately 28% over the prior period is due primarily to cost of parts purchased for development of the spray systems and shipping cost to various warehouses throughout the US and Canada.

Gross Profit (Loss)
-------------------

Gross profit for the nine month period ended March 31, 2007 increased to $31,663 from a gross loss of $19,792 for the nine month period ended March 31, 2006. This increase in gross profit of $51,455, or approximately 260% over the prior period is due primarily to increase in sales of our products.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses for the nine month period ended March 31, 2007 decreased to $1,614,490 from $2,413,671 for the nine month period ended March 31, 2006. This decrease in selling, general and administrative expenses of $799,181, or approximately 33% over the prior period is due primarily to the decrease in expenses associated with professional and consulting services associated with completing the financing from the nine months ending March 31, 2006.

Loss from Operations
--------------------

Loss from operations for the nine month period ended March 31, 2007 decreased to $1,582,827 from $2,433,463 for the nine month period ended March 31, 2006. This decrease in loss from operations of $850,636, or approximately 35% is due primarily to the decrease in expenses associated with financial activities and the nonrecurring nature of expenses associated with financing activities from the six months ending March 31, 2006.

Interest Expense
----------------

Interest expense for the nine month period ended March 31, 2007 increased to $863,852 from $817,089 for the nine month period ended March 31, 2006. This increase in interest expense of $46,763, or approximately 6% over the prior period is due primarily to debt discount amortization totaling $620,431 for the nine months ended March 31, 2007, compared to $600,755 for the nine months ended March 31, 2006.

Change in Fair Value of Derivative Liabilities
----------------------------------------------

Change in fair value of derivative liabilities for the nine months period ended March 31, 2007 was $1,149,537, compared to $145,412 for the nine month period ended March 31, 2006. This change in the fair value of derivative liabilities of $1,004,125 or approximately 691% is due primarily is due to the change in the derivative liabilities resulting from the increase in our stock price.

Net Loss
--------

Net loss for the nine month period ended March 31, 2007 was $3,597,016 compared to a net loss of $3,396,764 for the nine month period ended March 31, 2006. This increase in net loss of $200,252, or approximately 6% over the prior period is due primarily to the change in fair value of derivative liabilities resulting from an increase in stock price.

LIQUIDITY AND CAPITAL RESOURCES

For the nine-months ended March 31, 2007, we used cash of $1,375,282 in our operating activities and received cash of $1,376,944 in our financing activities.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash used in our operating activities of $1,375,282, for the nine months ended March 31, 2007 was primarily attributable to a net loss of $3,597,016 and the following: (a) issuance of stock options and warrants with an aggregate value of $140,000 for services rendered; (b) excess of fair value of shares for services rendered of $60,000; (c) depreciation and amortization of $58,202; (d) change in fair value of derivative and warrant liabilities aggregating $1,149,537; (e) amortization of discount on notes payable of $620,431; (f) decrease in accounts receivable of $7,518; (g) increase in inventories of $103,675; (h) decrease in prepaid expenses of $2,519; and (i) increase in accounts payable and accrued expenses of $277,612.

CASH FLOWS FROM INVESTING ACTIVITIES

We neither used nor received any cash from our investing activities for the nine months ended March 31, 2007.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by our financing activities of $1,376,944 for the nine months ended March 31, 2007 was from proceeds on notes payable of $2,045,170 offset by payments on notes payable of $668,226.

INTERNAL SOURCES OF LIQUIDITY

For the nine months ended March 31, 2007, the funds generated from our operations were insufficient to fund our daily operations. For the nine months ended March 31, 2007, we had a gross profit of $31,663, and we were thus unable to meet our operating expenses of $1,614,490 for the same period. There is no assurance that funds from our operations will meet the requirements of our daily operations in the future. In the event that funds from our operations will be insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

EXTERNAL SOURCES OF LIQUIDITY

At March 31, 2007, we have debt owing to related parties aggregating $3,494,914 as summarized in Note 7 to the financial statements.

At March 31, 2007, we have debt owing to non-related parties aggregating $708,405 (net of unamortized debt discounts) as summarized in Note 8 to the financial statements.

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

UNSECURED CONVERTIBLE DEBT

On June 23, 2005, we entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with the Note Holders pursuant to which we issued to the Note Holders convertible notes in the aggregate principal amount of $2,000,000 and warrants to purchase an aggregate of 8,000,000 shares of our common stock. The Securities Purchase Agreement also requires that we obtain the written consent of a majority of the Note Holders prior to obtaining additional equity financing through the issuance of our common stock at a discount to the market price of the common stock on the date of issuance.

As discussed above, we entered into the Repurchase Agreement on February 1, 2007 with the Note Holders to repurchase the convertible notes and warrants discussed above. Under the terms of the Repurchase Agreement, as amended, we have until May 31, 2007 to repurchase the convertible notes and warrants. For the convertible notes, we must pay the Note Holders an aggregate purchase price consisting of (i) cash equal to the outstanding balance of accrued principal and interest due under the convertible notes plus a 30% prepayment penalty, and (ii) 3,250,000 restricted shares of our common stock. Should we repurchase the convertible notes on the last possible day under the Repurchase Agreement, May 31, 2007, the aggregate cash portion of the purchase price will be $902,759, including prepayment penalties. Additionally, since we have not repurchased the convertible notes by April 30, 2007, we are required to make routine monthly payments beginning on that date pursuant to the convertible notes in the aggregate amount of $62,553. The aggregate cash price that we must pay the Note Holders for the warrants is $258,338.

Under the terms of the Repurchase Agreement, as amended, as long as we make all payments required by the Repurchase Agreement and does not otherwise breach the Repurchase Agreement, the Note Holders shall have no further rights under the agreements and other documents we entered into with the Note Holders on June 23, 2005 (the "Initial Purchase Documents"), pursuant to which the Note Holders purchased the convertible and warrants. If we should fail to repurchase the convertible notes by May 31, 2007, the Repurchase Agreement shall become null and void and the Initial Purchase Documents shall remain in effect. If we repurchase the convertible notes but do not repurchase the warrants, the provisions of the Repurchase Agreement relating to the repurchase of the warrants shall be null and void and the Initial Purchase Documents will continue in full force and effect.

On October 17, 2006, we entered into a Note Purchase Agreement with Canvasback, pursuant to which we issued Canvasback an unsecured convertible promissory note for the aggregate principal amount of $2,079,067, accruing interest at the annual rate of 10% per annum and maturing on October 17, 2007. Pursuant to the agreement, Canvasback has agreed to purchase additional unsecured convertible promissory notes up to an aggregate of $120,000. Subsequently, on November 7, 2006 we issued another note in the amount of $108,000 pursuant to this agreement and having the same terms and conditions as the original note issued thereunder. On December 15, 2006, we amended the agreement pursuant to an Amendment No. 1 to the Convertible Note Purchase Agreement to increase the amount of unsecured notes we can sell and Canvasback can purchase under the agreement from $120,000 to $620,000 as consideration for its right to convert the entirety of original note, the subsequent note, and all notes purchased or to be issued by Canvasback pursuant to the agreement. At March 31, 2007, the balance of the Canvasback note was $2,954,946.

As discussed above, our ability to raise capital through the issuance of our common stock at a price below the market value on the date of such issuance is restricted under the Securities Purchase Agreement. The Securities Purchase Agreement requires that we obtain the written consent of a majority of the these investors prior to obtaining additional equity financing through the issuance of our common stock at a discount to the market price of the common stock on the date of issuance.

In light of the restrictions on our ability to raise capital through the issuance of our common stock at a price below the market value on the date of such issuance, Canvasback has agreed that the conversion provisions applicable to the notes will not become operative unless and until the occurrence of any of the following conversion events: (i) we obtain the prior written consent of the Note Holders to permit the conversion of the notes, or any portion thereof, into shares of our common stock pursuant to the terms of the Note Purchase Agreement; or (ii) the Securities Purchase Agreement is terminated pursuant to terms and all our obligations under the Securities Purchase Agreement have been fully satisfied or waived. At any time after the occurrence of the above conversion event, the amount owed under the notes is convertible, at the election of Canvasback, into a number of shares of the our common stock obtained by dividing the aggregate amount of principal and accrued but unpaid interest due under the note as of the date of conversion, by $.025.

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

ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2007. This evaluation was carried out under the supervision and with the participation of our President, Mr. Gordon Davies and our Chief Financial Officer, Mr. Michael Davies (collectively, the "Certifying Officers"). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, March 31, 2007, our disclosure controls and procedures were effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Commission.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended March 31, 2007. Based upon this evaluation, we have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or a publicly reporting company. There were no current developments involving known pending and threatened litigation involving our Company and/or our officers and directors on matters related to our Company as of the date of this Report.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 1, 2007, we entered into a public relations agreement with KCrew Communications, Inc. ("KCrew") and granted KCrew options to purchase 600,000 shares of our common stock at an exercise price of $0.07 per share. Under the terms of the public relations agreement, KCrew is to exercise these options immediately upon the execution of the agreement. As a result, we are committed to issue KCrew 600,000 shares of our common stock pursuant to the exercise of these options. Payment for exercise price in the amount of $42,000 is to be deducted from the fees due from us under the public relations agreement. We believe our commitment to issue these shares is exempt under Regulation D,
Section 4(2), and/or Regulation S of the Securities Act.

On March 2, 2007, we issued options to purchase up to 1,000,000 shares of our common stock to a consultant of our Company with an estimated fair value of approximately $268,000. The options have an exercise price of $0.15 per share and expire on June 30, 2009. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

On March 1, 2007, we entered into a public relations agreement with Calypto Holdings International, Inc. ("Calypto") and granted Calypto options to purchase 600,000 shares of our common stock at an exercise price of $0.07 per share. Under the terms of the public relations agreement, Calypto is to exercise these options immediately upon the execution of the agreement. As a result, we are committed to issue Calypto 600,000 shares of our common stock pursuant to the exercise of these options. Payment for exercise price in the amount of $42,000 is to be deducted from the fees due from us under the public relations agreement. We believe our commitment to issue these shares is exempt under Regulation D, Section 4(2), and/or Regulation S of the Securities Act.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the three month period ended March 31, 2007, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any of our indebtedness exceeding 5% of our total assets.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three month period ended March 31, 2007.


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


                                   Date:  May 21, 2007