Form 10KSB
period 2007-06-30
RECLAMATION CONSULTING & APPLICATIONS INC
filed 2007-10-15
CIK 1100091

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2007.

[_] Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

                        Commission file number: 000-26017

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
        (Exact name of Small Business Issuer as specified in its charter)

             Colorado                                     58-2222646
          --------------                               ---------------
   (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

         940 Calle Amanecer Suite E
          San Clemente, California                          92673
-----------------------------------------                -----------
(Address of principal executive offices)..................(Zip Code)

          Issuer's telephone number, including area code: 949-542-7440 Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.01 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [ X] No

State issuer's revenues for its most recent fiscal year ended June 30, 2007:
$214,912.

Based on the closing sale price of $0.25 on June 29, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $13,842,030.

As of October 12, 2007 there were 121,650,023 shares of the registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                   FORM 10-KSB

                                      For the Fiscal Year Ended June 30, 2007


PART I.........................................................................3

     ITEM 1.  DESCRIPTION OF BUSINESS..........................................4

     ITEM 2.  DESCRIPTION OF PROPERTY.........................................10

     ITEM 3.  LEGAL PROCEEDINGS...............................................10

     ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY SHAREHOLDERS..........12

PART II.......................................................................13

     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........13

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS............................15

     ITEM 7.  FINANCIAL STATEMENTS............................................26

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE...........................................26

     ITEM 8A. CONTROLS AND PROCEDURES.........................................26

     ITEM 8B. OTHER INFORMATION...............................................27

     ITEM 9.  DIRECTORS AND OFFICERS OF THE REGISTRANT........................28

     ITEM 10. EXECUTIVE COMPENSATION..........................................30

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..34

     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................36

     ITEM 13. EXHIBITS........................................................39

     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................46

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

Forward looking statements necessarily involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievement expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intend," "expect," "anticipate," "assume," "hope," "plan," "believe," "seek," "estimate," "predict," "approximate," "potential," "continue," or the negative of such terms. Statements including these words and variations of such words, and other similar expressions, are forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable based upon our knowledge of our business, we cannot absolutely predict or guarantee our future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

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

ITEM 1.  DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT

Reclamation Consulting and Applications, Inc., ("us," "we," the "Company" or the "Registrant") is a Colorado corporation that currently specializes in the production and sale of its Alderox(TM) products, including ASA 12(R), DCRTM, KR7(R), PaverBlendTM, and ASA Cleaners. We were originally formed in 1976, under the name "Vac-Tec Systems, Inc." and operated primarily in the glass vaccum coating business. Subsequently, in early 1977, we were reorganized as a public shell corporation with no significant assets.

Presently, we are engaged primarily in the production, sale and distribution of our Alderox(R) line of products which are made from our patented formula relating specifically to an improved release agent for mitigating the sticking of ore, asphalt, concrete and other similar products to various surfaces. Release agents are commonly applied to containers, mixers, truck beds, truck undercarrages, skips, loaders, chutes, buckets, conveyers and forms and act as a barrier to mitigate adhesion of ore, asphalt, concrete or other material to the relevant surfaces. The release agents included in our Alderox(TM) line of products are comprised mostly of oils, especially a 100% biodegradable and otherwise environmentally friendly oil such as soybean oils. Our Alderox(R) formulation may be comprised of any desired oil or combination of oils, filtered or unfiltered, with little or no water, so long as it meets the ranges of viscosity, specific gravity and other criteria determined by us to be the most effective for release agents.

Our Alderox(TM) line of products includes ASA 12(R), DCRTM, KR7(R), PaverBlendTM and ASA Cleaners. ASA 12(R) is an ore and asphalt release agent and DCR(R) is a drag chain and conveyer belt lubricant, each of which was developed by us in response to the need for effective, economical and environmentally-friendly products in the mining and asphalt industries. PaverBlendTM is an asphalt related product used to keep paving equipment free from debris. KR7(R) is a concrete release agent also developed by us in response to the concrete industry's need for effective, economical and environmentally-friendly products. Our application equipment includes the Reliant 1, Reliant 2 and Reliant 3 control spray systems. Reliant 1 was specifically designed as a robotic automated spray system to control the amount and temperature of ASA 12(R) sprayed onto the beds of mining and asphalt haul trucks. The pump system draws from a tank that stores the Alderox(R) product and automatically applies a predetremined amount of product onto the truck bed. The Reliant 2 is a munual hand held spray system which controls the amount of ASA 12(R) sprayed onto the beds of mining and asphalt haul trucks or containers and also draws from a storage tank. Reliant 3 was designed as a specialized spray system for drag chains and conveyer belts as a lubrication for use within the asphalt production and mining industries. Drag chains are large industrial chains used in the asphalt industry to drag or transport asphalt from production to distribution containers and conveyer belts are used to transport product within the mining industry.

On January 4, 2006, we entered into an Exclusive License Agreement with Billfighter Investments, Limited, an Anguilla limited liability company ("Billfighter"), pursuant to which we were granted the sole and exclusive, worldwide right and license to use, produce, manufacture, market, sell and distribute the Reliant I automated spray application system solely within mining and aggregate industries, including the exclusive, worldwide right to modify, at our expense, the Reliant I for application of our Alderox(R) line of products, including our ASA 12(R) release agent to rail cars. The Reliant I is a fully automated robotic system used for the application of release agents such as our Alderox(R) release agent products. The license granted pursuant to this Exclusive License Agreement will continue until terminated by either party due to a breach of the other's representations, warranties or covenants as contained in the Exclusive License Agreement, or by us upon six months prior written notice to Billfighter.

As consideration for the license to the Reliant I, we agreed to (i) issue 4,000,000 restricted shares of our common stock with piggyback registration rights pursuant to a Subscription Agreement, dated as of January 4, 2006, by and between us and Billfighter (the "Subscription Agreement"); (ii) pay Billfighter the aggregate principal sum of $180,000 accruing interest on the balance outstanding at the rate of 10% per annum pursuant to a Promissory Note, dated as of January 4, 2006; and (iii) pay cash royalties equal to 10% of the net revenues generated by us from the sale and distribution of our Alderox(R) products for application to rail cars using the Reliant I. Subsequently, in January 2006, we issued 3,611,150 shares of our common stock to Billfighter in full payment of all outstanding principal and accrued interest on the Note.

In March of 2007, we entered into a Products and Services Agreement with Climax Molybdenum (Henderson Mine), a subsidiary of Phelps Dodge Mining Company for a 60-day performance trial of our product, ASA 12(R). Pursuant to this agreement, we installed and provided support for our Reliant I automated spray applicator system at Phelps Dodge's Henderson mine. The agreement provided for us to set up the applicator system and to provide user training, customer suport and equipment servicing for the initial 60-day trial at no charge. However, we were entitled to reimbursement for the use of our ASA 12(R) product and for providing any repair or service not covered by warranty. The total payment we were entitled to under the agreement was capped at $4,950.

Although the agreement did not explicitly require Phelps Dodge or its subsidiaries to make any further use of ASA 12(R) following the trial, it stated that "implementation of the automated application system and use of ASA 12(R) is contingent upon the successful completion of a 60 day performance trial" and stated that "should the product pass the trial, the equipment and product(s) will remain on the site." Successful completion of the trial has resulted in the continued use of our Reliant I automated spray applicator system and ASA 12(R) with the possibility of expanding its use to other mine sites. However, we can provide no assurance that the successful trial will lead to further orders from other Phelps Dodge mines or its subsidiaries.

(b) BUSINESS OF ISSUER

PRINCIPAL PRODUCTS AND SERVICES AND THEIR MARKETS

We are primarily engaged in the production and sale of our Alderox(R) line of products, including ASA 12(R), DCRTM, KR7(R), PaverBlendTM,and ASA Cleaners. We manufacture, sell and service the Alderox(R) line of products throughout the United States, Canada, Mexico and Puerto Rico through Applied Industrial Technologies under an exclusive distributorship agreement within the asphalt and concrete industries.

ASA 12(R) is a ready-to-use product that allows ore and asphalt to slide easily from truck beds and equipment. DCRTM is a ready-to-use lubricant used to reduce start-up amps and eliminates power spiking while ensuring that highly-polymerized asphalt mixes do not build-up on drag chains or slats. PaverBlend(TM) is a ready-to-use cleaner that ensures that paving equipment is kept clean from debris. KR7(R) is a ready-to-use product that allows concrete to release easily from concrete molds and forms.

We have obtained government approval from Environment Canada, an environmental agency of the government of Canada, for the sale and distrbituion of ASA 12(R) and KR7(R) throughout Canada. Environment Canada has approved ASA 12(R) and KR7(R) as the Canadian standard for similar consumer products, and both our products now carry the Canadian Environmental Choice EcoLogo. We plan to apply for national standard EcoLogo status in Canada for Alderox DCRTM in the future. We are not aware of any Canadian government approvals necessary for the sale of Alderox DCRTM, or ASA Cleaners.

We have obtained Mining Safety and Health Administration "MSHA" approval for the use of Alderox ASA-12(R) within the United States mining industry. We are not aware of any other United States federal approvals for the use of Alderox ASA-12(R) within the mining industry.

In the United States, we have obtained approval from the Departments of Transporation for the use of Alderox ASA-12(R) in asphalt truck beds of the states of Connecticut, Alabama, Utah, Washington, Ohio and Oklahoma for the use of ASA 12(R) by state agencies and authorities within those states. We are not aware of any government approvals required for the sale of our Alderox(R) line of products in the states of California, Florida, Hawaii, New Jersey, Pennsylvania, Alaska, New Mexico, West Virginia, Arizona, Tennessee or Oregon. We currently are in the process of applying for approvals for the sale of ASA 12(R) within other states. We are not aware of any United States federal approvals necessary prior to the sale of KR7(R), DCRTM, PaverBlendTM, or ASA Cleaners.

Our management believes the advantages of the Alderox(R) line of products over its competitors are as follows:

      o     our products are 100% biodegradable;
      o     our products are completely non-hazardous;
      o     our products are easily applied;
      o our products cause no negative impact to equipment or asphalt/concrete; and
      o     our products use an exclusive filming technology.

MARKETING & SALES

Our marketing program includes the support of the exclusive distribution agreement for the asphalt and concrete industries between the Company and Applied Industrial Technologies throughout the United States, Canada, Mexico and Puerto Rico. This support includes the development of compliance data, sales materials, product demonstrations and sales leads. Compliance data is performance data we generate from on-site pilot testing, and includes a comparison of the characteristics of mining and asphalt release from trucks prior to applying ASA 12(R) and after applying ASA 12(R) with other competitive products currently in use in our target markets. Within the North American market, we utilize our exclusive asphalt and concrete distributor Applied Industrial Technologies ("Applied"). The Applied network encompasses more than 4,600 associates at more than 450 facilities in 48 U.S. states, 5 Canadian provinces, Puerto Rico and Mexico.

We entered into an exclusive Distributor Agreement with Applied on April 6, 2006. Pursuant to the Agreement, we appointed Applied the exclusive distributor of our ASA 12(R), KR7(R), DCRTM and Paver Blend(TM) products within the asphalt and concrete industries in the United States, Puerto Rico, Canada and Mexico, except for any relationships that we may have with distributors of these products existing at the time we entered into the agreement. The term of the distributorship engagement is two years from April 4, 2006, although the parties, by mutual written agreement, may renew the Agreement for additional terms. On July 1, 2006, Alderox Aerosol was added to Applied's exclusivity.

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

(vi) market, through its marketing department, only the asphalt and cement product release agents, form oils, curing agents, lubricants and cleaners, which are used in the construction, paving and similar industries and which are sold under our trademarks Alderox(R), ASA 12(R), KR7(R), DCRTM and Paver Blend(TM) in its industry marketing programs during the term;

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

The agreement can be terminated by either party upon 60 days' prior written notice in the event of a breach of the agreement by the other party after allowing for a reasonable cure period, or upon 90 days' prior written notice to the other party. Upon termination of the agreement, we have agreed to accept a one time stock return of salable standard merchandise without charging Applied a restocking fee and to credit Applied's account the greater of Applied's actual purchase price of the returned stock or the current price then in effect at the time of the return.

COMPETITION

To our management's knowledge, we compete with over 60 other companies who have competing products within the asphalt and concrete industries, we are not aware of any competition within the mining industry at this time although we do expect competion in the near future. The asphalt and concrete markets in which we compete is fragemented, and no single firm dominates the market as a whole. Some of our competitors are considerably larger than us and have substantially more resources. Some of our competitors are smaller than us, have less financial resources, and operate strictly on a regional basis.

Competition in the asphalt and concrete industries focuses on price, quality, features, performance, specialization, expertise, reliability, technology, customer relationships, marketing, advertising, sales, publicity, distribution, serving particular market niches, and appealing to particular consumers. Our largest competitors in the markets we serve are Compound Technologies, Inc. and Zep Manufacturing Company.

RAW MATERIALS

Our products are manufactured using ingredients that are 100% natural. The formulas and methods used in our Alderox(R) line of products have been patented in the United States. The raw materials necessary for the manufacture of the our Alderox(R) line of products are readily available from numerous sources and we are not dependent on any particular supplier for these items.

DEPENDENCE ON A FEW CUSTOMERS

The domestic sales of our Alderox(R) line of products and equipment are not dependent on one or a few major customers but are dependent on one or a few distributors.

INTELLECTUAL PROPERTY RIGHTS

We have been issued a patent with respect to our Alderox(R) Release Agent Formulas and Methods from the United States Patent and Trademark Office (the "USPTO"), and we have a patent pending in Mexico for patent protection under the Patent Cooperation Treaty. Our patent is protected in all participating States of the World Intellectual Property Organization (the "WIPO"). We are in the process of filing a patent improvement for our Alderox formulation in Australia, Chile and Peru. We have registered four trademarks with the USPTO for the following: Alderox(R), KR7(R) , ASA 12(R), and Alderox DCR(R).

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

GOVERNMENT REGULATION

Regulations governing the sale of asphalt release agents are enacted on a state-by-state basis. Each state has its own approval process, with some being more stringent than others. This process is designed to assure that the products that are approved meet certain governmental environmental regulations specific to that state. Our customers are responsible for compliance with these regulations and we have not assumed any responsibility for compliance as a provider of products to our customers. Not all states require approval prior to the sale of our Alderox(R) line of products. We are not aware of any state or federal regulations that require governmental approval prior to the sale or use of concrete release agents such as KR7(R), drag chain lubricants such as DCR(R), non-stick undercoatings and coatings, such as the use of Alderox ASA-12(R) within the mning industry(R), cleaners such as PaverBlend(TM) or our other ASA Cleaners.

RESEARCH AND DEVELOPMENT

Our products and the technology underlying our products are in the early stages of market acceptance. We have spent $280,155 and $143,974 for the years ended June 30, 2007 and 2006, respectively, on research and development efforts, which costs have been expensed, as a part of selling, general and administrative expense.

EMPLOYEES

We currently have twelve full-time employees.

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own any real property.

We presently lease approximately 3,540 square feet of office space located at 940 Calle Amanecer, Suite E San Clemente, CA 92673 pursuant to a written lease agreement $4,101 per month. This five-year lease agreement was entered into on June 1, 2006 and expires on May 31, 2011. In addition, we lease approximately 9,020 square feet of warehouse space located at 3752 West 2270 South, West Valley City, UT 84120 pursuant to a written 12 month lease at a monthly rental rate of $5,067. This lease is set to expire on October 1, 2008.

ITEM 3. LEGAL PROCEEDINGS.

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or a publicly reporting company. Below is a brief summary of our existing, pending and known threatened litigation as of the date of this report:

On or about August 24, 2007, we were served with a complaint filed by Monarch Bay Capital Group, L.L.C. against us in a matter entitled Monarch Bay Capital Group, L.L.C. v. Reclamation Consulting And Application, Inc., Case No. 07CC09056. The complaint was filed with the Superior Count of the State of California, County of Orange, on August 17, 2007 against us to recover a redemption fee under the terms of a Consulting Agreement between Monarch Bay Capital Group, L.L.C. and the Company dated October 23, 2006. The Consulting Agreement provides for us to pay Monarch Bay Capital Group, L.L.C. a fee equal to 20% of the savings achieved by us in redeeming secured convertible notes and warrants from four investors. On February 1, 2007, we entered into a Securities Repurchase Agreement to repurchase secured convertible notes with an aggregate principal amount of $2,000,000 (and warrants to purchase 8,000,000 shares of the Company's common stock (the "Warrants") from the four investors. On February 27, 2007 and April 20, 2007 we entered into Amendment 1 and Amendment 2 of the Securities Repurchase agreement and on June 4, 2007 the terms of the amended Securities Repurchase Agreement were satisfied in full. Monarch Bay Capital Group, L.L.C. is claiming a fee of $279,993. We are contesting the allegations of Monarch Bay Capital Group, LLC. and discovery was served to Monarch Bay Capital Group, L.L.C. on September 24, 2007. We are unable to predict the expected outcome or a meaningful estimate of the costs of defending against the claim at this time.

On or about May 23, 2007, we were served with a complaint filed by Shaub & Williams, LLP against us in a matter entitled Shaub & Williams LLP v. Reclamation Consulting & Applications, Inc., Case No. 07C01658. The complaint was filed with the Superior Court of the State of California, County of Los Angeles, on May 23, 2007 against us to recover fees for legal services rendered by Davis & Associates in the amount in excess of $25,000 it allegedly performed on behalf of us. Shaub & Williams, LLP is seeking damages against us in amount not less than $26,740 plus interest at the rate of 1.5% per month from December 1, 2006, reasonable attorneys' fees and costs of suit for alleged services. At this time we can not determine the expected outcome.

On May 2, 2005, a complaint was filed by Pacific Business Capital Corporation against us, our President, Gordon Davies, and our Vice President, Michael Davies, in the matter entitled Pacific Business Capital v. Reclamation Consulting and Applications, Inc., et. al., Case No. 05CC05777, filed with the Superior Court of State of California, County of Orange. The complaint alleges, among other things, a cause of action for breach of contract and seeks the return of approximately $55,000, which the plaintiffs allege they loaned us under a "partly written, partly oral" agreement, pursuant to which a total of $80,000 was loaned to us. Our management has denied that the plaintiffs are owed the amounts sought and we intend to vigorously defend this action on the basis brought by the plaintiffs. Specifically, our management denies that any such agreement for such loan ever existed, and that we never received any funds pursuant thereto, if any, from the plaintiffs. On August 2, 2005, a hearing on our Demurrer to the Complaint, filed on May 2, 2005, was held, pursuant to which the court granted our Demurrer on the grounds set forth therein, but granted plaintiffs leave to amend their Complaint. On August 29, 2005, plaintiffs again filed an amended complaint against us, Mr. Gordon Davies, and Mr. Michael Davies. On September 5, 2006, the parties reached an oral settlement agreement under which we agreed to pay PBCC a total of $21,000 over the course of 11 months. We were to pay PBCC $5,000 by September 29, 2006; $1,500 per month beginning October 1, 2006 and ending July 1, 2007; and $1,000 on August 1, 2007. In the event that the principal amount was paid in full by January 2, 2007 there was to be a $2,000 discount to the payoff amount. There was a 10-day grace period for each scheduled payment and there was a deed as security on property owned by our CEO, Mr. Michael Davies. No interest is due under the settlement agreement if we comply with the terms thereof. In the event that we were to default on the terms of the settlement agreement, a 10% simple interest per annum was to be added, and the entire amount shall immediately become due upon our default. As of the date of filing of this Annual Report, we have paid PBCC the $21,000 required by the settlement agreement and believe we have no further obligations to PBCC. An Order to Show Cause hearing regarding dismissal is currently scheduled for December 17, 2007.

On September 25, 2006, a Complaint was filed by AID Equipment, LLC. against us in a matter entitled AID EQUIPMENT VS. RECLAMATION CONSULTING AND APPLICATION, INC., Case No: 060700802, filed in the Seventh Judicial District Court In And For Carbon County, State Of Utah. The complaint alleges that we engaged the services of AID Equipment to supply and fabricate equipment for a project for us and that our president endorsed a credit application in return for the services to be performed valued at $20,343. Plaintiffs are requesting damages in the amount of $17,286 and for attorneys' fees, cost of court and expenses of litigation. Our management denies that the plaintiffs are owed the amounts sought, and we intend to vigorously defend this action on the basis brought by the plaintiffs. Specifically, our management denies that any such credit application existed and that our Company issued a purchase order for such services. Discovery was served to AID Equipment on May 24, 2007. We are unable to predict a meaningful estimate of the costs of defending against the claim at this time.

On April 15, 2005 a complaint was filed by Jamestown, L.C. against us in the matter entitled Jamestown L.C. vs. Reclamation Consulting and Applications, Inc. Case No. 050907049, filed with the Third Judicial District Court, County of Salt Lake, State of Utah. The complaint alleged unjust enrichment and sought past due rent in the amount of $54,273 plus interest and attorney fees. On September 22, 2005, this matter was arbitrated/mediated in Salt Lake City, Utah, and the parties entered into a Memorandum of Understanding. Pursuant to the Memorandum of Understanding, we agreed to pay the plaintiff the sum of $30,000 on March 1, 2006, and $3,100 per month for 24 months commencing on April 1, 2006, subject to our option to pay the entire settlement amount at a 20% discount. As of June 30, 2007, we were not in compliance with the Memorandum of Understanding and owed a total of $3,100 for the month of June 2007.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY SHAREHOLDERS.

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended June 30, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock trades over-the-counter on the electronic Bulletin Board under the trading symbol "RCAA." The closing sales price of our common stock on June 29, 2007, the last business day of the fiscal year ending June 30, 2007 was $0.25 per share.

The following table indicates quarterly high and low price per share for our common stock during the fiscal years ended 2007 and 2006. These prices represent quotations among dealers without adjustments for retail mark-ups, markdowns or commissions, and may not represent actual transactions. The market for our shares has been sporadic and at times very limited.

              PERIOD                               HIGH BID      LOW BID
              ------                               --------      -------

    4th Quarter ended June 30, 2007                $   0.35      $  0.175
    3rd Quarter ended March 31, 2007               $   0.30      $  0.073
    2nd Quarter ended December 31, 2006            $   0.16      $  0.07
    1st Quarter ended September 30, 2006           $   0.21      $  0.065
    4th Quarter ended June 30, 2006                $   0.38      $  0.06
    3rd Quarter ended March 31, 2006               $   0.16      $  0.05
    2nd Quarter ended December 31, 2005            $   0.11      $  0.06
    1st Quarter ended September 30, 2005           $   0.19      $  0.10

NUMBER OF SHAREHOLDERS

At June 30, 2007, we had approximately 734 stockholders of record of our common stock. This figure does not include beneficial owners of common stock held in nominee or street name, as we cannot accurately estimate the number of these beneficial owners.

DIVIDEND POLICY

We did not declare or pay any dividends during our fiscal years ended June 30, 2007 and 2006. The payment of dividends on our common stock, if any, is dependent upon the amounts of our future after-tax earnings, if any, and is subject to the discretion of our Board of Directors. Our Board of Directors is not legally obligated to declare dividends, even if we are profitable.

PENNY STOCK

Our common stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) (1) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The Securities and Exchange Commission ("SEC") generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our Common Stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our Common Stock and may affect the ability of our shareholders to sell their shares.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any securities authorized for issuance under any equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information regarding the sale of equity securities during the year ended June 30, 2007 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), and which were not previously disclosed either in a quarterly report on Form 10-QSB or on a current report on Form 8-K.

In December, 2006 we issued options to purchase 500,000 shares of our common stock to a member of our advisory board to compensate him for his advisory services. The options were all fully vested at the time of issuance, have an exercise price of $0.15 per share, and expire December 2009. Per the terms of the option grant, the number and exercise price of the options are not to be adjusted in the event of any reverse split of our stock. We believe the issuance of the options was exempt from registration under Section 4(2) of the Securities Act.

In December, 2006 we issued options to purchase 500,000 shares of our common stock to an employee. The options were fully vested at the time of issuance, have an exercise price of $0.15 per share, and expire on June 30, 2008. We believe the issuance of the options was exempt from registration under Section 4(2) of the Securities Act.

In March 2007 we issued warrants to purchase 1,000,000 shares of our common stock to a consultant for work on our spray applicators. The warrants were fully vested at the time of issuance, have an exercise price of $0.15 per share and expire on June 30, 2008. We believe the issuance of the warrants was exempt from registration under Section 4(2) of the Securities Act.

In June 2007, we issued stock options to purchase 3,000,000 shares of our common stock to two employees . The options were all fully vested at the time of issuance, have an exercise price of $0.175 per share, and expire on June 10, 2012. We believe the issuance of these options was exempt from registration under Section 4(2) of the Securities Act.

In June 2007 we issued 1,000,000 shares of our common stock to an investor for $150,000. We believe the issuance of these shares was exempt from registration under Section 4(2) of the Securities Act.

From March through June 2007, we issued 250,000 options to purchase shares of our common stock to three individuals as an inducement for them to loan funds to Canvasback which Canvasback could then loan to the Company. These options were fully vested on issuance, have an exercise price of $0.25 per share, and have a term of three years from issuance. We believe the issuance of these options was exempt from registration under Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

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

As reflected in our Financial Statements included in Item 7 of Part II of this Report, we have incurred cumulative losses of $27,154,258, including net losses of $5,123,839 and $7,215,291, for the fiscal years ended June 30, 2007 and 2006, respectively. At June 30, 2007, we have a working capital deficit of $2,116,047. As a result, recoverability of a major portion of the recorded assets reflected in our balance sheet included with our financial statements is dependent upon future sustainable profitable operation of our Company, which, in turn, is dependent upon our ability to raise additional capital, obtain financing, increase our customer base and manage our costs. Our independent registered public accounting firm's report on our financial statements for the fiscal years ended June 30, 2006 and 2007 contains an explanatory paragraph indicating that we may lack sufficient working capital to service our debts and to fund our operations through the fiscal year ending June 30, 2008 which raises substantial doubt about our ability to continue as a going concern. We currently do not have adequate resources to fund our operations and we will need to raise funds and/or increase our revenues in order to sustain our operations.

Our management has taken the following steps in an effort to put the Company on a sounder financial footing : (i) increasing sales through the marketing of service contracts which include the supply of specialized application equipment to the asphalt, concrete and mining industries; (ii) attempting to raise $2,000,000 by selling convertible debentures; (iii) controlling of general and administrative expenses; (iv) managing accounts payable; and (v) increasing marketing activities within the mining industry and increasing international distribution capabilities through additional distributors. However, we can offer no assurance that our management's efforts will be successful.

We have been sustaining our operations largely through the use of funds borrowed pursuant to our equity line of credit and through the sale of promissory notes and debentures We can provide no assurance that we will continue to receive such funding. Additionally, in the event we are unable to convert our loans to equity or to generate sufficient profits to repay these loans, we will need to fund such repayments through additional borrowing. Any inability to timely repay these loans could result in the failure of our company. The conversion of loans to equity could result in substantial dilution to the holdings of our existing shareholders.

We currently lack sufficient authorized shares of common stock to effect the issuance of all outstanding options, warrants and convertible instruments. In order for the Company to have sufficient authorized shares for the issuance of shares underlying such obligations, the Company will need to amend its Articles of Incorporation to increase the number of authorized shares or to effect a reverse split of its outstanding shares. Our management expects that the Company will effect a reverse split in the near future, can provide no assurance that such event will take place. Our failure to either increase the number of our authorized shares or effect a reverse split would result in contingent liabilities to holders of outstanding options, warrants and convertible instruments and also make it more difficult for us to raise capital. Additionally, the issuance of shares on the exercise of outstanding options, warrants and convertible instruments will likely result in substantial dilution to the holdings of our existing shareholders.

REPURCHASE OF SECURED CONVERTIBLE NOTES AND WARRANTS

In the fourth quarter of fiscal year 2007, we repurchased secured convertible notes and warrants from four investors. As previously disclosed in our SEC filings, on June 23, 2005, we entered into a Securities Purchase Agreement with AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (collectively, the "NIR Investors") pursuant to which we issued to the NIR Investors secured convertible notes in the aggregate principal amount of $2,000,000 and warrants to purchase an aggregate of 8,000,000 shares of our common stock. The Securities Purchase Agreement also required that we obtain the written consent of a majority of the NIR Investors prior to obtaining additional equity financing through the issuance of our common stock at a discount to the market price of the common stock on the date of issuance. This restriction on our ability to raise capital through the issuance of our equity securities made it difficult for us to raise capital to fund our working capital needs.

On February 1, 2007, we entered into a Securities Repurchase Agreement (the "Repurchase Agreement") with the NIR Investors to repurchase the convertible notes and warrants discussed above. Under the terms of the Repurchase Agreement, as amended, we had until June 1, 2007 to repurchase both the notes and the warrants. For the notes, we had to pay the NIR Investors an aggregate purchase price consisting of (i) cash equal to the outstanding balance of accrued principal and interest due under the notes plus a 30% prepayment penalty, and
(ii) 3,250,000 restricted shares of our common stock. At June 1, 2007, the aggregate cash portion of the purchase price that we had to pay to repurchase notes was $902,681, including prepayment penalties. The aggregate cash price we had to pay the NIR Investors for the warrants was $258,338.

At the time we entered into the Repurchase Agreement with the NIR Investors, we did not have enough funds to repurchase the notes and warrants and planned to raise these funds though the private placement of debt or equity.

In connection with the repurchase of the notes and warrants under the Repurchase Agreement, we conducted an offering of secured convertible debentures to raise the funds necessary for such repurchase. On May 30, 2007, we issued Secured Convertible Debentures (each, a "Debenture" and collectively, "Debentures") in the aggregate amount of $1,160,000 to three accredited investors, Paul Hughes, whom we later engaged as our Chief Operating Officer and Chief Financial Officer, Eat-Me Foods, Ltd. and 0761291 B.C. Ltd. (each, a "Debenture Holder" and collectively, "Debenture Holders"). The Debentures carry simple interest of 12% per annum and mature on November 29, 2008. Interest is payable monthly, with the principal due on the maturity date.

At any time prior to the maturity date, each Debenture Holder has the option to convert the outstanding balance of principal, unpaid interest, and/or up to six months of future interest into shares of our common stock at $0.20 per share.

Under the terms they negotiated, the Debenture Holder will receive differing amounts of warrants to purchase shares of our common stock in any conversion of their Debentures. If they convert their Debentures, Mr. Hughes and Eat-Me Foods, Ltd. will receive warrants in a number equal to 245% and 45%, respectively, of the shares received by each in any such conversion. 0761291 B.C. Ltd. is not entitled to any warrants on conversion of its Debenture.

Fifty percent of the warrants to be issued in any conversion have an exercise price of $0.22 per share while the remaining warrants have an exercise price of $0.24 per share. The warrants are to expire three years after issuance. In the event that the closing price of our common stock equals or exceeds $0.80 per share for twenty consecutive trading days, we have the option to cancel the unexercised warrants after providing the Investors with 45-days prior written notice.

As of June 30, 2007 and based on a conversion price of $0.20 per share, the amount of common stock which would have been issuable upon full conversion of the aggregate principal of the Debentures plus six months of future interest is 6,206,000 shares or approximately 11% of our outstanding common stock. With the issuance of these Shares, the Debenture Holders would also receive warrants for the purchase of 6,206,000 shares of common stock, or approximately 10% of our outstanding common stock.

The obligations under the Debentures are secured by a security interest in all of our assets. On the occurrence of any of the following events, each Debenture Holder may accelerate the maturity date, commence legal action against us and foreclose on our assets:

       o      our failure to make payments under the Debentures when due;

       o we become insolvent or make a general assignment for the benefit of our creditors;

       o      any dissolution or termination of our existence; or

       o our failure to fulfill our obligations under the Debenture for at least 14 days after written notice of such failure by the Debenture Holder.

Both our CEO, Michael C. Davies, and our President, Gordon W. Davies, provided personal guaranties of our obligations under the Debentures. The guaranties make our CEO and President personally responsible to the Investors for satisfaction of our obligations under the Debentures issued to the Debenture Holders. Bandit Yacht Investments, Ltd., a company controlled by Fred Davies, who is the father of our CEO and our President and a shareholder of our company, also granted a mortgage and provided a guaranty of our obligations under the Debenture to 0761291 B.C. Ltd. In addition, Mr. Hughes has provided a guaranty of our obligations under the Debentures to 0761291 B.C. Ltd. and Eat-Me Foods, Ltd., pursuant to an arrangement between the Debenture Holders.

In consideration of the personal guaranty provided by Mr. Hughes of our obligations under the secured convertible debentures to 0761291 B.C. Ltd. and Eat-Me Foods, Ltd., we committed to issue 500,000 shares of our common stock to him. We also committed to issue 500,000 shares of our common stock to Fred Davies, the father of our President and CEO, for granting a mortgage and providing a personal guaranty our obligations under the secured convertible debentures to the Investors. Valued at $0.275 per share, the closing sale price of our shares on the OTC Bulletin Board on May 30, 2007, the 1,000,000 shares that we are committed to issue have a value of $275,000.

To the extent the Debenture Holders do not convert their Debentures, we will need additional capital to make the interest and principal payments due under the Debentures. If needed, we plan to raise such funds through the private placement of debt or equity. We can offer no assurance that we will be able to raise all or any portion of the funds necessary to repay the Investors on terms favorable to us or at all.

On June 1, 2007, we used the proceeds from the sale of the Debentures to repurchase the notes and warrants from the NIR Investors under the Repurchase Agreement. We paid the Note Holders an aggregate cash purchase price of $1,161,019 and 3,250,000 shares of our common stock for the repurchase of the notes and warrants. We cancelled the notes and warrants we repurchased upon the consummation of the repurchase.

The NIR Investors have no further rights under the agreements and other documents we entered into with the Note Holders on June 23, 2005 (the "Initial Purchase Documents"), pursuant to which the Note Holders purchased the convertible debentures and warrants.

CONVERTIBLE PROMISSORY NOTES

On October 17, 2006, we entered into a Convertible Note Purchase Agreement (the "Note Purchase Agreement") with Canvasback Company Limited, a company organized under the laws of the country of Anguilla ("Canvasback"), pursuant to which we issued the Canvasback an Unsecured Convertible Promissory Note (the "Original Note") for the aggregate principal amount of $2,079,067, accruing interest at the annual rate of 10% per annum and maturing on October 17, 2007. In consideration for the right to convert all amounts due under the Original Note, Canvasback had agreed to purchase additional unsecured convertible notes up to an aggregate principal amount of $120,000 and having the same terms, conditions and convertible features as the Original Note. In accordance therewith, on November 7, 2006, we issued Canvasback an additional Unsecured Convertible Promissory Note (the "Subsequent Note") pursuant to the Agreement in the aggregate principal amount of $108,000. This Subsequent Note had the same terms, conditions and convertible features as the Original Note. Both notes were convertible at the option of Canvasback into shares of our common stock at a conversion price of $0.025 per share, provided that Canvasback did not have any rights to convert the shares until we were no longer subject to contractual provisions prohibiting such conversions under the Securities Purchase Agreement we had with the NIR Investors.

Canvasback is currently our largest shareholder and has periodically infused capital into our company in the form of unsecured debt to allow it to meet its financial obligations and continue operations. Canvasback is wholly-owned by AGM International, Ltd., a company organized under the laws of the country of Anguilla. John Benjamin, a resident of Anguilla, is AGM International's sole shareholder.

On December 15, 2006, we amended the Note Purchase Agreement pursuant to Amendment No. 1 ("Amendment No. 1") to increase the amount of unsecured notes we can sell and Canvasback can purchase under the Note Purchase Agreement from $120,000 to $620,000 as consideration for its right to convert the entirety of Original Note, the Subsequent Note, and all notes purchased by or to be issued to Canvasback pursuant to the Note Purchase Agreement.

Following Amendment No. 1, we received loans from Canvasback from time to time under the terms of the Note Purchase Agreement. We received the $620,000 in loans provided for by the Note Purchase Agreement, as amended by Amendment No. 1, as well as an additional $244,829 of loans which the parties agreed would be subject to the terms of the Note Purchase Agreement, for an aggregate of $864,829. Of this amount, $325,300 was advanced with the understanding that the conversion price for the outstanding balance of this portion of the loans would be $0.05. On July 16, 2007, We paid down $10,000 of principal and $558 of interest outstanding on the loans.

On July 18, 2007, we entered into Amendment No. 2 to the Note Purchase Agreement ("Amendment No. 2") with Canvasback. Amendment No. 2 amended the Note Purchase Agreement to provide for the cancellation of all notes previously issued or issuable under the Note Purchase Agreement and for a portion of the outstanding balance of such notes to be converted into our common stock with the remainder reflected by a new, consolidated convertible promissory note. All previously issued notes under the Agreement were cancelled.

As of July 18, 2007, the outstanding balance of principal and interest of loans received by us from Canvasback pursuant to the framework of the Note Purchase Agreement was $3,203,890. Pursuant to Amendment No. 2, on July 18, 2007, Canvasback converted $1,787,800 of this balance into 65,000,000 shares of Company common stock (the "Initial Conversion Shares") and the remaining balance of $1,416,090 was consolidated into a single new convertible note (the "New Convertible Note"). This New Convertible Note bears simple interest at the rate of 10% per annum and matures on July 18, 2009 on which all outstanding principal and interest is due. We do not have any rights to pre-pay principal to Canvasback prior to the maturity date and may make interest payments prior to the maturity date only with Canvasback's prior written approval. Because the $1,787,800 converted included the principal and accrued interest of the loans which had a conversion price of $0.05, the average conversion price for the Initial Conversion Shares was approximately $0.0275.

The New Convertible Note may be converted in whole or part, at the option of Canvasback, into our common stock (the "Subsequent Conversion Shares") at a conversion price of $0.025 per share, but such conversion may only be made if we effect an increase in its authorized shares of common stock or a reverse split of its common stock, such that we have sufficient authorized shares of stock available to allow the conversion of the new note.

Amendment No. 2 prohibits Canvasback from transferring the New Convertible Note to any third party without our prior written approval.

The Initial Conversion Shares and any Subsequent Conversion Shares Canvasback may receive are "restricted securities" as defined by Rule 144 and may only be sold pursuant to registration with the SEC or an exemption from registration.

Additionally, contractual "trickle-out" provisions in Amendment No. 2 prevent Canvasback from selling in any one month any amount of Initial Conversion Shares or Subsequent Conversion Shares in excess of 5% of our outstanding shares for the next three years. In the event we were to become listed on the TSX Venture Exchange in Toronto, Canada, any share escrow agreement that may be requested and entered into by Canvasback and us by such exchange would supersede the terms of the trickle-out provisions in Amendment No. 2.

SECURED REVOLVING LINE OF CREDIT AGREEMENT

On July 18, 2007, we also entered into a Secured Revolving Line of Credit Agreement (the "Credit Agreement") and Security Agreement with Canvasback. Pursuant to the Security Agreement, we have also issued a Secured Promissory Note to Canvasback for the $3,000,000 line of credit. The line of credit is secured by all of the assets of the Company. We collectively refer to the Credit Agreement, the Security Agreement and the Secured Promissory Note as the "Loan Documents" in this Annual Report. The Loan Documents provide us with a $3,000,000 line of credit for two years, secured by all of our assets. The line of credit accrues simple interest at the rate of 12% per annum. All accrued interest as of July 18, 2008 will be payable on July 31, 2008. The principal and the remaining accrued interest will be payable on July 17, 2009.

We may utilize the line of credit by requesting advances form time to time during the term of the Credit Agreement. However, Canvasback has no obligation to make such advances and the decision to lend such money lies in their sole and complete discretion. Accordingly, we can provide no assurance that it will have access to funds under the line of credit.

Commencing on April 26, 2007 and continuing through July 16, 2007, Canvasback advanced funds to us from time to time carrying interest at 12% per annum (the "Interim Loans") pursuant to an oral arrangement to make the Interim Loans advances under a line of credit agreement to be negotiated and signed in the future. Of funds advanced to us as Interim Loans, $550,00 was loaned to Canvasback by five individuals in order for Canvasback to loan these funds to us. We issued options to purchase 550,000 shares of our common stock to these five individuals as an incentive for them to loan these funds to Canvasback. The five individuals were not interested in investing directly into the Company themselves due to the Company's financial condition but were willing to loan money to Canvasback for use by the Company with the inducement of the options. These options were fully vested on issuance, have an exercise price of $0.25 per share, and have a term of three years from issuance.

As of July 18, 2007, the outstanding balance of principal and accrued interest of the Interim Loans was $598,193. Pursuant to the Credit Agreement, this balance of $598,193 was converted into an advance under the line of credit effective July 18, 2007 and will be due and payable in accordance with the terms of the Loan Documents.

We plan to request advances under line of credit from time to time to fund our operating and compliance costs. As of October 10, 2007 the balance of principal and accrued interest on the line of credit was $850 697, consisting of $821,000 in principal and $29,697 in interest.

On the occurrence of any of the following events not cured by us within ten days after receiving written notice of such event from Canvasback, the Loan Documents allow Canvasback to suspend the making of further advances, accelerate the maturity date, commence legal action against us, and foreclose on all of our assets:

       o our failure to fulfill any of our obligations under the Loan Documents, including any failure to pay principal or interest on the line of credit when due;

       o the breach of any warranty or representation made by us in the Credit Agreement or Security Agreement;

       o      any dissolution or termination of our existence;

       o our filing of a voluntary petition in bankruptcy seeking reorganization, arrangement or readjustment of debts;

       o any filing of an involuntary petition against us in bankruptcy seeking reorganization, arrangement or readjustment of debts that is not dismissed or discharged within 60 days.

OTHER LOANS

In May 2007 we received a $100,000 loan from Norman R. Gish to be used to cover operating expenses pursuant to an oral agreement. The loan carries interest at 12% per annum and was made with the understanding that we would provide the investor with warrants and conversion rights similar to those provided to the purchasers of the secured convertible debentures sold on May 30, 2007.

In July and August of 2007 we received $70,000 from three investors pursuant to Note Purchase Agreements and Promissory Notes. The promissory notes are for a term of one year and carry interest at the rate of 12% per annum. Pursuant to the Note Purchase Agreements entered into with each investor, the Company committed to issue warrants to purchase an aggregate of 70,000 shares of common stock. The warrants have a term of one year and an exercise price of $0.25 per share.

In September 2007, we entered into an oral agreement with Joan Gish, pursuant to which she agreed to lend us $300,000. We memorialized our oral agreement with Ms. Gish through convertible debenture dated September 11, 2007 in the amount of $300,000. This debenture carries simple interest of 12% per annum and matures on March 10, 2009. Interest is payable monthly, with the principal due on the maturity date. At any time prior to the maturity date, Ms. Gish has the option to convert the outstanding balance of principal, unpaid interest, and/or up to six months of future interest into shares of our common stock at a conversion of $0.12 per share.

In connection with the issuance of the debenture, we also issued Ms. Gish warrants to purchase up to 300,000 shares of our common stock. The warrants have an exercise price of $0.20 per share and expire September 10, 2010. The warrant exercise price shall be adjusted downwards to reflect forward stock splits, but may not be adjusted upwards for reverse stock splits or stock dividends.

On October 1 2007 Ms. Gish loaned the Company an additional $50,000 pursuant to an oral agreement for this loan to receive similar terms to that of the debenture she received effective September 11, 2007.

CONVERTIBLE DEBENTURES IN DEFAULT

The Company is currently in default of the terms of convertible debentures issued to approximately 13 investors in private placements conducted in March 2000 through September 2001. These debentures carry interest at the rate of 10% per annum and as of June 30, 2007 the aggregate balance of unpaid principal and accrued interest was approximately $96,474. We have committed to the Nebraska Department of Banking and Finance to repay the unpaid principal and accrued interest owed to Nebraska purchasers of the debentures by November 15, 2007, which amount will be in the principal amount of $96,474 plus all outstanding interest as of such date. We can offer no assurance that we can successfully meet this commitment, as we need to raise additional funds in order to do so. In the event that we are not able to meet this commitment, we may face regulatory action resulting in liability to the company. In the event we do not repay the debentures, the debenture holders could also file suit against us for damages. Any regulatory action or lawsuits would make it more difficult for us to raise funds and result in the insolvency of the Company.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDING JUNE 30, 2007 AND JUNE 30, 2006.

NET REVENUES

Net revenues for the twelve months ended June 30, 2007 increased to $214,912 from $96,122 for the twelve months ended June 30, 2006. The increase in net sales of $118,790, or approximately 123.6%, over the 2006 period is due primarily to the increase in sales activity from Applied Industrial Technologies.

COST OF REVENUES

Cost of revenues for the twelve months ended June 30, 2007 increased to $371,281 from $150,670 for the twelve months ended June 30, 2006. The overall increase in cost of revenues of $220,611, or approximately 146.4%, over the 2006 period is directly attributable to the write-off of inventory and shipping costs.

GROSS LOSS

Overall our gross loss for the twelve months ended June 30, 2007 increased to $156,369 from $54,548 for the twelve months ended June 30, 2006. The overall increase in gross loss of $101,821 or approximately 188% over the 2006 period is directly attributable to increased sales.

OPERATING EXPENSES

Total operating expenses for the twelve months ended June 30, 2007 decreased to $3,139,508 from $3,229,011 for the twelve months ended June 30, 2006. The overall decrease in operating expenses of $89,503 or approximately 2.77%, over the 2006 period is due primarily to professional services rendered, penalties associated with convertible debentures repayments which were charges to operating expenses and travel expenses associated with equipment installation and demonstrations.

OPERATING LOSSES

Total operating losses for the twelve months ended June 30, 2007 increased to $3,295,877 from $3,283,559 for the twelve months ended June 30, 2006. The overall increase in operating losses of $12,318, or approximately .38% over the period is due primarily to the increase in marketing and sales expenses and cost of research and development.

OTHER INCOME STATEMENT AND EXPENSES

Other expenses for the twelve months ended June 30, 2007 decreased to $1,827,162 from $3,930,932 from for the twelve months ended June 30, 2006. The overall decrease in our other expenses of $2,103,770, or approximately 53.5% over the 2006 period is covered below in our discussions of, Interest Expense and Change-Value of Derivative Liability.

INTEREST EXPENSE

Interest expense for the twelve months ended June 30, 2007 increased to $2,164,960 from $1,280,668 for the twelve months ended June 30, 2006. The overall increase in our interest expense of $884,292 or approximately 69.05% over the 2006 period is due primarily to increased notes payable.

LEGAL SETTLEMENT

Legal settlement for the twelve months ended June 30, 2007 decreased to $0 from $21,000 for the twelve months ended June 30, 2006.

GAIN ON THE EXTINGUISHMENT OF DEBT.

For the twelve months ended June 30, 2007, the gain on the extinguishment of debt was $1,159,164.

LOSS ON COLLATERALIZED SHARES

For the twelve months ended June 30, 2007, loss of collateralized shares decreased to $0 from $110,000 for the twelve months ended June 30, 2006.

CHANGE -VALUE OF DERIVATIVE LIABILITY

For the twelve months ended June 30, 2007, we recorded a change in value of derivative liability of $(820,826) compared to a change in value of derivative liability of $(2,508,656) for the twelve months ended June 30, 2006. This decrease of $1,687,830 or 67.2% is due payoff of a note payable.

NET LOSS

Net loss for the twelve months ended June 30, 2007 decreased to $5,123,039 from $7,214,491 for the twelve months ended June 30, 2006. This decrease in net loss of $2,091,452 or approximately 29% over the 2006 period is due the payoff of a note payable.

LIQUIDITY AND CAPITAL RESOURCES

---------------------------------------------------------------------------------------------
                                                               June 30, 2007    June 30, 2006
                                                               -------------    -------------
Net cash provided by (used in) operating activities            $  (2,103,580)   $  (2,570,546)
Net cash provided by (used in) investing activities            $     (15,224)   $      (8,130)
Net cash provided by (used in) financing activities            $   2,122,548    $   2,578,676

Net Change in cash                                             $       3,741    $           0
---------------------------------------------------------------------------------------------


GENERAL

For the twelve months ended June 30, 2007, we had positive cash flows resulting from $2,103,580 of cash used in our operating activities, $15,224 of cash used in our investing activities, and $2,122,545 of cash provided by our financing activities. Accordingly, for the twelve months ended June 30, 2007, our funds from operations were insufficient to cover our daily operations as further explained below.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash used in our operating activities of $2,103,580 for the twelve months ended June 30, 2007 was primarily attributable to a net loss of $5,123,839, adjustments to reconcile net loss to net cash used in our operating activities in the amount of $ 2,103,580, principally change in value of derivative and warrant liabilities of $ 820,826, issuance of stock options for services rendered of $949,058, amortization of discount on notes payable of $1,684,978 deprecation of $ 141,401, gain on extinguishment of debt $1,159,164, excess fair value of shares granted in connection with consulting services $60,000, Loss on disposal of equipment $540, net increase in current assets of $25,709, increase in accounts payable and accrued expenses of $496,911

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in our investing activities of $15,224 for the twelve months ended June 30, 2007 was cash used in acquisition of property and equipment.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by our financing activities of $2,122,545 for the twelve months ended June 30, 2007 was from the proceeds on notes payable and convertible debentures of $3,879,056 and the proceeds for issuances of common stock for $150,000 following the payment of $1,906,511 on outstanding notes payable and convertible debentures.

INTERNAL SOURCES OF LIQUIDITY

For the twelve months ended June 30, 2007, the revenues generated from our operations were insufficient to fund our daily operations. Net loss for fiscal year 2007 was $5,123,839, which was insufficient to meet our operating expenses of $3,139,508 for the same period. There is no assurance that funds from our future operations will meet the requirements of our daily operations in the future. In the event that funds from our operations will be insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

EXTERNAL SOURCES OF LIQUIDITY

We are dependent on receiving debt and equity financing to meet our immediate capital needs. We actively pursue all potential financing options as we look to secure additional funds to both stabilize and grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits. There can be no assurance that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of such financing will be favorable to us or our existing stockholders. As a result, our independent registered public accounting firm has issued a "going concern" modification on its report dated October 15, 2007.

At June 30, 2007, we had debt owing to related parties aggregating $1,606,054 as summarized in Note 7 to the financial statements.

At June 30, 2007, we had debt owing to non-related parties (net of unamortized discount) aggregating $724,502 as summarized in Note 8 to the financial statements.

ITEM 7. FINANCIAL STATEMENTS.

Our financial statements are included beginning immediately following the signature page to this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDUREs

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our periodic reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, June 30, 2007. This evaluation was carried out under the supervision and with the participation of our President, Mr. Gordon W. Davies, and our Chief Financial Officer, Mr. Paul Hughes (collectively, the "Certifying Officers"). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, June 30, 2007, our disclosure controls and procedures are not effective in meeting our requirements as to the disclosure of material information relating to us and required to be included in our periodic filings with the SEC.

The Certifying Officers identified three areas of weakness in the evaluation:
(i) a lack of segregation of duties due to internal understaffing, (ii) an inability to rely more heavily on accounting consultants and legal counsel in assisting the Company with compliance needs and (iii) a lack of a more systematic and formal approach to the conduct of our corporate, financial and business affairs. These weaknesses, which the Company continues to experience, are primarily the result of a general lack of capital and human resources dedicated to make the improvements necessary for timelier reporting and disclosure with less reliance on internal auditing. In June 2007 we hired a new Chief Financial Officer and we plan recruit additional officers as well as other employees experienced with the implementation and evaluation of disclosure controls and procedures for timely financial reporting. We also plan to make greater use of accounting consultants and our legal counsel in assisting us in meeting our compliance needs. However, we can offer no assurance that we will successfully implement these plans, as our ability to do so is limited by our available capital resources.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended June 30, 2007. Based upon this evaluation, we have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 8B. OTHER INFORMATION

In May 2007, Norman R. Gish advanced $100,000 to the Company pursuant to an oral agreement for Mr. Gish to receive 12% interest and for the parties to later exercise a written agreement with terms similar to those received by purchasers of the Company's secured convertible debentures then being offered. Based on negotiations with Mr. Gish the Company expects that the Company will provide Mr. Gish with warrants to purchase 50,000 shares of common stock at an exercise price of $0.22 per share and 50,000 shares of common stock at an exercise price of $0.24 per share and also provide Mr. Gish with the right to convert the outstanding balance of his loan and up to six months future interest into shares of our common stock at $0.20 per share.

From March through June 2007, we issued options to purchase 250,000 shares of our common stock to three individuals as an inducement for them to loan funds to Canvasback Company Ltd. ("Canvasback") which Canvasback could in turn loan to the Company. Canvasback Company Ltd., in an Anguilla company wholly owned by AGM International, Inc., of which Mr. Benjamin is the sole shareholder. The three individuals were not interested in investing directly into the Company themselves due to the Company's financial condition but were willing to loan money to Canvasback for use by the Company with the inducement of the options. These options were fully vested on issuance, have an exercise price of $0.25 per share, and have a term of three years from issuance. We believe the issuance of these options was exempt from registration under Section 4(2) of the Securities Act.

ITEM 9. DIRECTORS AND OFFICERS OF THE REGISTRANT

Our executive officers and directors, and their respective ages as of October 2, 2007, are as follows:

   NAME                    AGE   POSITION                            SINCE
   ----                    ---   --------                            -----

   Gordon W. Davies        39    President and Director            December 1997

   Michael C. Davies       38    Chief Executive Officer,          December 1997
                                 Secretary andDirector

   Paul Hughes             37    Chief Operating Officer and       June 2007
                                 Chief Financial Officer

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

PAUL HUGHES currently serves as our Chief Operating Officer and Chief Financial Officer, positions he has held since June of 2007. From July 2005 to December 2006, Mr. Hughes was the Chief Operating Officer of Dynamotive Energy Systems Corporation, a company located in Vancouver, Canada. In April 2002, he co-founded Tersus Energy PLC, a company listed on Alternative Investment Market ("AIM"), and served as its Chief Operating Officer until June 2005. From December 2000 to April 2002, Mr. Hughes served as the Managing Director for Europe and Global Head of Capital Projects of Pantellos Group, a European business-to-business e-commerce company focusing on the provision of supply chain solutions to utility and energy sectors. He is an Associate Chartered Accountant and holds an Executive MBA from Ashridge Business School in the United Kingdom. He also headed U.S. business development and strategic planning for TXU, Inc. in North America and has negotiated multiple transactions across Europe.

TERM OF OFFICE

Our directors are elected for a one-year term to hold office until the next annual general meeting of our shareholders, or until removed from office in accordance with our bylaws and applicable law. Our officers are appointed by our Board of Directors and hold office until removed by the Board.

FAMILY RELATIONSHIPS

Mr. Gordon W. Davies, our President and Director, is the brother of Michael C. Davies, our Chief Executive Officer, Secretary and Director.

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

As of June 30, 2007, and as of the date of filing of this report, we have not created any standing committees of the Board of Directors, including an audit committee. Accordingly, our entire Board of Directors serves as our audit committee. We also disclose that our Board has determined that we have not, and we do not, possess on our Board of Directors anyone who qualifies as an audit committee financial expert and, unless and until one is identified and agrees to serve, we will continue to rely on outside professional consultants who advise us with respect to audit matters.

CHANGES TO PROCEDURES REGARDING NOMINATION OF DIRECTORS TO THE BOARD OF
DIRECTORS

During our fiscal year ended June 30, 2007, there were no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and persons who are the beneficial owners of more than 10% of the common stock of the Company are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon review of the copies of such reports furnished to us during, and with respect to, the fiscal year ended June 30, 2007 or any written representations we received from a director, officer, or beneficial owner of more than 10% of our common stock that no other reports were required during that period, we believe that, for the fiscal year ended June 30, 2007, all
Section 16(a) filing requirements applicable to our reporting persons were met with the following exceptions:

John Benjamin failed to file a Form 3 or Form 5 for shares deemed beneficially held through Canvasback Company Ltd ("Canvasback"). On June 1, 2007, following our repurchase of certain convertible notes and warrants held by four other investors, convertible notes held by Canvasback became immediately exercisable giving Canvasback the right to purchase in excess of 10% of our outstanding common stock.

Paul Hughes failed to file a Form 3 on a timely basis for (i) shares deemed beneficially owned by him following his purchase of a secured convertible debenture on May 31, 2007, or (ii) his becoming an officer of the Company on June 11, 2007. Mr. Hughes filed a Form 3 on August 10, 2007.

CODE OF ETHICS

We have adopted a Code of Ethics applicable to our principal executive officers, principal financial officers, principal accounting officers or controllers, or persons performing similar functions. Our Code of Ethics has been filed as an Exhibit to our Annual Report on Form 10KSB for the fiscal year 2005 and is available upon request by writing to our Company at the address set forth on the first page of this Annual Report.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table reflects compensation paid or accrued during the indicated fiscal years (ending on June 30th of the indicated year) with respect to compensation paid or accrued by us to or on behalf of our executive officers.

                                     SUMMARY COMPENSATION TABLE

                                                                           All other
    Name and Principal Position   Year    Salary ($)     Option Awards   Compensation ($) Total ($)
    ----------------------------- ------- -------------- --------------- ---------------- --------------
    Michael C. Davies, CEO,       2007    $135,200                                        $135,200(1)
    Secretary and Director
    ----------------------------- ------- -------------- --------------- ---------------- --------------
    Gordon W. Davies, President   2007    $135,200                                        $135,200(1)
    and Director
    ----------------------------- ------- -------------- --------------- ---------------- --------------
    Paul Hughes, CFO and COO      2007    $7,800         $539,373(2)                      $547,173(1)(3)
    ----------------------------- ------- -------------- --------------- ---------------- --------------

(1) Does not include benefits or prerequisites provided by the Company. The total aggregate value of all benefits and prerequisites provided by the Company to named executives in fiscal 2007 was less then $10,000.

(2) On June 11, 2007, we agreed to issue Mr. Hughes options to purchase 2,000,000 share of our restricted common stock at an exercise price of $0.175 per share. The options were fully vested upon issuance and will expire on June 10, 2012.

(3) Does not include (i) the 500,000 shares received by Mr. Hughes for furnishing a personal guarantee of a secured convertible debenture sold by the Company prior to his appointment as an officer, or (ii) any interest earned on, or conversion rights relating to, the secured convertible debenture purchased by him from the Company prior to his appointment as an officer. Please see "Item 12 - Certain Relationships and Related Transactions."

EMPLOYMENT AGREEMENTS
---------------------

GORDON DAVIES AND MICHAEL DAVIES

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

PAUL HUGHES

On June 11, 2007, we entered into an Employment Agreement with Mr. Hughes pursuant to which we agreed to pay Mr. Hughes an annual salary of $135,200. We will increase his annual salary to $162,240 on June 11, 2008, provided that our net profit equals or exceeds $250,000. Mr. Hughes is also entitled to an annual bonus in the amount of 10% of his annual salary in the event that our net profit equals or exceeds $250,000. Thereafter, for each additional $250,000 we earn in net profit, Mr. Hughes is entitled to receive an additional bonus in the amount of 10% of his annual salary, up to a total of 100% of his annual salary. We have also agreed to issue Mr. Hughes options to purchase 2,000,000 share of our restricted common stock at an exercise price of $0.175 per share. The options were fully vested upon issuance and will expire on June 10, 2012. The Employment Agreement has a term of two years and will automatically renew for one-year periods thereafter unless Mr. Hughes is notified by us of our intent to not renew the Employment Agreement at least 30 days prior to the expiration of the term. We may terminate the Employment Agreement at any time with cause. Either party to this agreement has the right to terminate this agreement with 30 days' notice after June 11, 2008. If we terminate the Employment Agreement without cause on or before June 10, 2008, we have to continue to pay Mr. Hughes his annual salary as though he had remained employed by us through June 10, 2008, provided that he executes and delivers a general release of claims in a form acceptable to us and was not in material breach of any provisions of the Employment Agreement.

OUTSTANDING EQUITY AWARDS AT FISCAL END
---------------------------------------

The following table provides information concerning outstanding equity awards held by our named executive officers at the end of fiscal 2007.

                              Number of
                             Securities
                             Underlying
                             Unexercised
                               Options       Option
                                 (#)        Exercice     Option Expiration
               Name          Exercisable    Price ($)           Date
         ------------------ -------------- ------------- -------------------

         Michael C. Davies    1,500,000       $0.40           1/15/10
                              1,000,000       $0.25           6/30/08
                              2,000,000       $0.15           6/30/08
         ------------------ -------------- ------------- -------------------
         Gordon W. Davies     1,500,000       $0.40           1/15/10
                              1,000,000       $0.25           6/30/08
                              2,000,000       $0.15           6/30/08
         ------------------ -------------- ------------- -------------------

         Paul Hughes          2,000,000       $0.18           6/10/12
         ------------------ -------------- ------------- -------------------

COMPENSATION OF DIRECTORS
-------------------------

All of our directors are also our named executive officers. Thus, information concerning their compensation has already been discussed above.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table discloses, in tabular format, information regarding our equity securities authorized for issuance pursuant to any compensation plans as of the end of our fiscal year ended June 30, 2007.



                                                                                                              Number of Securities
                                                                                                               remaining available
                                                                                                               for future issuance
                                                                                                                  under equity
                                                      Number of Securities to    Weighted-average exercise     compensation plans
                                                      be issued upon exercise       price of outstanding      (excluding securities
                   Plan Category                      of outstanding options,       options, warrants and       reflected in column
                                                        warrants and rights                rights                     (a))
                                                    --------------------------- --------------------------- ------------------------
                                                                (a)                         (b)                        (c)
--------------------------------------------------- --------------------------- --------------------------- ------------------------
Equity compensation plans approved by security                   -                           -                          -
holders
--------------------------------------------------- --------------------------- --------------------------- ------------------------
Equity compensation plans not approved by security           24,250,085                    $0.30                        -
holders
--------------------------------------------------- --------------------------- --------------------------- ------------------------
                       Total                                 24,250,085                    $0.30                        -
--------------------------------------------------- --------------------------- --------------------------- ------------------------

SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock (including common stock acquirable within 60 days pursuant to options, warrants, conversion privileges or other rights) as of October 12, 2007 (i) by each of the our directors and executive officers, (ii) all executive officers and directors as a group, and (iii) all persons known by us to own beneficially more than 5% of our common stock. All persons listed have sole voting and investment power over the indicated shares unless otherwise indicated.

                                                   BENEFICIAL OWNERSHIP
----------------------------------------- --------------------------------------- -----------------------------------------
BENEFICIAL OWNER(1)                                NUMBER OF SHARES(2)                      PERCENT OF TOTAL(2)
----------------------------------------- --------------------------------------- -----------------------------------------

Mr. Michael C. Davies,(9)                              4,764,500(3)                                  4%
Chief Executive Officer, Secretary and
Director
----------------------------------------- --------------------------------------- -----------------------------------------
Mr. Gordon W. Davies,(9)                               5,017,400(4)                                  4%
President and Director
----------------------------------------- --------------------------------------- -----------------------------------------
Paul Hughes, (9)                                      9,814,000 (5)                                  7%
Chief Operating Officer and Chief
Financial Officer
----------------------------------------- --------------------------------------- -----------------------------------------
All Officers and Directors as a Group
(3 persons)                                           19,595,900 (6)                                14%
----------------------------------------- --------------------------------------- -----------------------------------------
John Benjamin(9)                                      60,438,902 (7)                                33%
----------------------------------------- --------------------------------------- -----------------------------------------
Paul Hazell(9)                                        36,551,000 (8)                                30%
----------------------------------------- --------------------------------------- -----------------------------------------
Sally Holden(9)                                         30,000,000                                  25%
----------------------------------------- --------------------------------------- -----------------------------------------

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of October 12, 2007 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.
(2)    Based upon 55,570,023 shares issued and outstanding on October 12, 2007.
(3) Includes 4,500,000 shares issuable upon currently exercisable stock options.
(4) Includes 4,500,000 shares issuable upon currently exercisable stock options.
(5) Includes 2,000,000 shares issuable upon certain exercisable stock options, 2,000,000 shares issuable upon the conversion of a $400,000 convertible debenture and 5,314,000 warrants issuable upon conversion of the convertible debenture.
(6) Includes 11,000,000 shares issuable upon currently exercisable stock options, 2,000,000 shares issuable upon the conversion of a $400,000 convertible debenture and 5,314,000 warrants issuable upon conversion of the convertible debenture.
(7) The shares and right to purchase shares are held by Canvasback Company Ltd., a company wholly owned by AGM International, Inc., of which Mr. Benjamin is the sole shareholder. Excludes shares of common stock that Canvasback is entitled to convert following an increase in the number of the Company's authorized shares.
(8)    Includes 50,000 shares issuable upon the exercise of stock options.
(9) c/o Reclamation Consulting and Applications, Inc., 940 Calle Amanecer Suite E, San Clemente, California 92673

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PAUL HUGHES

As previously discussed under Item 6 of Part II of this Annual Report, on May 30, 2007, as part of a secured convertible debenture offering, we sold $400,000 of secured convertible debenture to Mr. Hughes, our current Chief Operating Officer and Chief Financial Officer. The debenture carries simple interest of 12% per annum and matures on November 29, 2008. Interest is payable monthly, with the principal due on the maturity date.

At any time prior to the maturity date, Mr. Hughes has the option to convert the outstanding balance of principal, unpaid interest, and/or up to six months of future interest into shares of our common stock at a price that is the lower of
(i) $0.20 per share or (ii) the simple moving average of our common stock on the OTC Bulletin Board over 10 consecutive trading days commencing on May 25, 2007.

Mr. Hughes will receive warrants in a number equal to 245% of the shares he received in any such conversion. Fifty percent of the warrants issued in any conversion will have an exercise price of $0.22 per share while the remaining warrants will have an exercise price of $0.24 per share. The warrants expire three years after issuance. In the event that the closing price of our common stock equals or exceeds $0.80 per share for 20 consecutive trading days, we have the option to cancel the unexercised warrants after providing Mr. Hughes with 45-days prior written notice.

The obligations under the debenture are secured by a security interest in all of our assets. On the occurrence of a event of default, Mr. Hughes may accelerate the maturity date, commence legal action against us and foreclose on our assets.

Both our CEO, Michael C. Davies, and our President, Gordon W. Davies, provided personal guaranties of our obligations under the debenture to Mr. Hughes. The guaranties make our CEO and President personally responsible to Mr. Hughes for satisfaction of our obligations under the debenture. In addition, Mr. Hughes has provided a guaranty of our obligations under the debentures to the other investors in the offering, pursuant to an arrangement between the investors.

In consideration of the personal guaranty Mr. Hughes provided to other investors of our obligations under the secured convertible debentures, we committed to issue Mr. Hughes 500,000 shares of our common stock in June 2007 and issued these shares to him in July 2007.

JOHN BENJAMIN AND CANVASBACK COMPANY LIMITED

Canvasback Company Ltd., is an Anguilla company wholly owned by AGM International, Inc., of which Mr. Benjamin is the sole shareholder.

Convertible Promissory Notes
----------------------------

As previously discussed under Item 6 of Part II of this Annual Report, on October 17, 2006, we entered into a Note Purchase Agreement with Canvasback pursuant to which we issued the Canvasback an Unsecured Convertible Promissory Note for the aggregate principal amount of $2,079,067, accruing interest at the annual rate of 10% per annum and maturing on October 17, 2007. In consideration for the right to convert all amounts due under this note, Canvasback had agreed to purchase additional unsecured convertible notes up to an aggregate principal amount of $120,000 and having the same terms, conditions and convertible features as the original note. In accordance therewith, on November 7, 2006, we issued Canvasback an additional unsecured convertible promissory note pursuant to the Note Purchase Agreement in the aggregate principal amount of $108,000. This subsequent note had the same terms, conditions and convertible features as the original note. Both notes were convertible at the option of Canvasback into shares of our common stock at a conversion price of $0.025 per share, provided that Canvasback did not have any rights to convert the shares until we were no longer subject to contractual provisions prohibiting such conversions under the Securities Purchase Agreement we had with the NIR Investors.

On December 15, 2006, we amended the Note Purchase Agreement pursuant to an Amendment No. 1 to increase the amount of unsecured notes we can sell and Canvasback can purchase under the agreement from $120,000 to $620,000 as consideration for its right to convert the entirety of original note, the subsequent note, and all notes purchased by or to be issued to Canvasback pursuant to the agreement.

Following Amendment No. 1, we received loans from Canvasback from time to time under the terms of the Note Purchase Agreement. We received the $620,000 in loans provided for by the Note Purchase Agreement, as amended by Amendment No. 1, as well as an additional $244,829 of loans which the parties agreed would be subject to the terms of the Note Purchase Agreement, for an aggregate of $864,829. Of this amount, $325,300 was advanced with the understanding that the conversion price for the outstanding balance of this portion of the loans would be $0.05. On July 16, 2007, We paid down $10,000 of principal and $558 of interest outstanding on the loans.

On July 18, 2007, we entered into Amendment No. 2 to the Note Purchase Agreement with Canvasback. Amendment No. 2 amended the Note Purchase Agreement to provide for the cancellation of all notes previously issued or issuable under the Note Purchase Agreement and for $1,787,800 of the outstanding balance of such notes to be converted into 65,000,000 shares of our common stock with the remaining balance of $1,416,090 reflected by a new, consolidated convertible promissory note. All previously issued notes under the Note Purchase Agreement were cancelled. This new convertible note bears simple interest at the rate of 10% per annum and matures on July 18, 2009 on which all outstanding principal and interest is due. We do not have any rights to pre-pay principal to Canvasback prior to the maturity date and may make interest payments prior to the maturity date only with Canvasback's prior written approval.

The new convertible note may be converted in whole or part, at the option of Canvasback, into our common stock at a conversion price of $0.025 per share, but such conversion may only be made if we effect an increase in its authorized shares of common stock or a reverse split of its common stock, such that we have sufficient authorized shares of stock available to allow the conversion of the new note.

Amendment No. 2 prohibits Canvasback from transferring the new convertible note to any third party without our prior written approval.

Additionally, contractual "trickle-out" provisions in Amendment No. 2 prevent Canvasback from selling in any one month any amount of shares converted pursuant to the Note Purchase Agreement, as amended, in excess of 5% of our outstanding shares for the next three years. In the event we were to become listed on the TSX Venture Exchange in Toronto, Canada, any share escrow agreement that may be requested and entered into by Canvasback and us by such exchange would supersede the terms of the trickle-out provisions in Amendment No. 2.

Secured Revolving Line of Credit Agreement
------------------------------------------

On July 18, 2007, we also entered into a Secured Revolving Line of Credit Agreement (the "Credit Agreement") and Security Agreement with Canvasback. Pursuant to the Security Agreement, we have also issued a Secured Promissory Note to Canvasback for the $3,000,000 line of credit. We collectively refer to the Credit Agreement, the Security Agreement and the Secured Promissory Note as the "Loan Documents" in this Annual Report. The Loan Documents provide us with a $3,000,000 line of credit for two years, secured by all of our assets. However, Canvasback has no obligation to make such advances and the decision to lend such money lies in their sole and complete discretion. The line of credit accrues simple interest at the rate of 12% per annum. All accrued interest as of July 18, 2008 will be payable on July 31, 2008. The principal and the remaining accrued interest will be payable on July 17, 2009.

Commencing on April 26, 2007 and continuing through July 16, 2007, Canvasback advanced funds to us from time to time carrying interest at 12% per annum pursuant (the "Interim Loans") pursuant to an oral arrangement to make the Interim Loans advances under a line of credit agreement to be negotiated and signed in the future. Some of the funds advanced to the Company as Interim Loans were loaned to Canvasback by other individuals In order to assist in inducing such individuals in making such loans to Canvasback for the Company's use, the Company issued options to purchase 650,000 shares of Company stock.

As of July 18, 2007, the outstanding balance of principal and accrued interest of the Interim Loans was $598,193. Pursuant to the Credit Agreement, this balance of $598,193 was converted into an advance under the line of credit effective July 18, 2007 and will be due and payable in accordance with the terms of the Loan Documents.

In the event of a default, the Loan Documents allow Canvasback to suspend the making of further advances, accelerate the maturity date, commence legal action against us, and foreclose on all of our assets.

PAUL HAZELL

In April 30, 2007, we issued options to purchase 50,000 shares of our common stock to Paul Hazell as an inducement for him to loan $50,000 to Canvasback which Canvasback could then loan to the Company. Mr. Hazell was not interested in investing directly into the Company themselves due to the Company's financial condition but was willing to loan money to Canvasback for use by the Company with the inducement of the options. These options were fully vested on issuance, have an exercise price of $0.25 per share, and have a term of three years from issuance. We believe the issuance of these options was exempt from registration under Section 4(2) of the Securities Act.

MICHAEL C. DAVIES, GORDON W. DAVIES AND FRED DAVIES

Our CEO, Michael C. Davies, and our President, Gordon W. Davies, provided personal guaranties of our obligations under the secured convertible debentures The guaranties make our CEO and President personally responsible to the purchasers of the secured convertible debentures for satisfaction of our obligations under the secured convertible debenture issued to the Debenture Holders. Bandit Yacht Investments, Ltd., a company controlled by Fred Davies, who is the father of our CEO and our President and a shareholder of our company, also granted a mortgage and provided a guaranty of our obligations under the Debenture to 0761291 B.C. Ltd. In consideration for this mortgage and guaranty, we committed to issue Fred Davis 500,000 shares of our common stock in May 2007 and issued these shares to him in July 2007.

ITEM 13.       EXHIBITS.

EXHIBIT INDEX

Exhibit No.         Description
------------------- ------------------------------------------------------------
3.1 (1)             Articles of Incorporation of Vac-Tec Systems, Inc. dated
                    February 27, 1976.

3.2 (1) Articles of Amendment to the Articles of Incorporation of Vac-Tec Systems, Inc. dated March 10, 1976.

3.2 (1)             Articles of Incorporation of Vac-Tec Systems, Inc. dated May
                    12, 1976.

3.3 (1) Articles of Amendment to Articles of Incorporation of Vac-Tec Systems, Inc. dated February 15, 1998.

3.4 (4) Articles of Amendment to the Articles of Incorporation of Recycling Centers of America, Inc. dated January 16, 2002.

3.5* Articles of Amendment to the Articles of Incorporation of Reclamation Consulting and Applications, Inc. dated March 2, 2006.

3.5 (1)             By-laws of Vac-Tec Systems, Inc.

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

4.14 (21)           Secured Convertible Debenture dated May 30, 2007 by and
                    between Reclamation Consulting and Applications, Inc. and
                    Eat-Me Foods Ltd.

4.15 (21)           Secured Convertible Debenture dated May 30, 2007 by and
                    between Reclamation Consulting and Applications, Inc. and
                    0761291 B.C. Ltd.

4.16 (21)           Secured Convertible Debenture dated May 30, 2007 by and
                    between Reclamation Consulting and Applications, Inc. and
                    Paul Hughes.

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

10.3 (5) Distribution Agreement between Progear Environmental Solutions, Inc. and Reclamation Consulting and Applications, Inc. dated June 4, 2003.

10.4 (5) Professional Services Agreement between Paul Petit and Reclamation Consulting and Applications, Inc. dated May 6, 2003.

10.5 (5)            Manufacturing Agreement between North American Systems, Inc.
                    and Reclamation Consulting and Applications, Inc. dated October 14, 2003.

10.6 (5) Revolving Loan Agreement between North American Systems, Inc. and Reclamation Consulting and Applications, Inc. dated July 30, 2003.

10.7 (1) Employment, Confidentiality and Non-Competition Agreement between Recycling Centers of America, Inc. and Bruce Selk, dated as of May 26, 1999.

10.8 (6) Employment Agreement between Reclamation Consulting and Applications, Inc. and Michael Davies, dated June 30, 2004.

10.9 (6) Employment Agreement between Reclamation Consulting and Applications, Inc. and Gordon Davies, dated June 30, 2004.

10.10 (6)           Distributorship Agreement between Reclamation Consulting and
                    Applications, Inc. and North American Marketing, Inc., dated
                    July 30, 2003.

10.11 (5)           Distributorship Agreement between Reclamation Consulting and
                    Applications, Inc. and North American Systems, Inc.

10.12 (5)           Security Agreement between Reclamation Consulting and
                    Applications, Inc. and North American Systems, Inc., dated
                    July 30, 2003

10.13 (7)           Agreement between Reclamation Consulting and Applications,
                    Inc. and North American Systems, Inc., dated November 8,
                    2004

10.14 (13)          Employment Agreement between Reclamation Consulting and
                    Applications, Inc. and Gordon Davies, dated as of January 6,
                    2005.

10.15 (13)          Employment Agreement between Reclamation Consulting and
                    Applications, Inc. and Michael Davies, dated as of January
                    6, 2005.

10.16 (13)          Contract Sales Representative Agreement, dated as of
                    November 15, 2004, by and between Reclamation Consulting and
                    Applications, Inc. the Company and Rosiane Jacomini.

10.17 (13)          Addendum to Contract Sales Representative Agreement dated as of November 15, 2004, by and between Reclamation Consulting and Applications, Inc. and Rosiane Jacomini.

10.18 (13)          Addendum to Contract Sales Representative Agreement dated as of November 15, 2004, by and between Reclamation Consulting and Applications, Inc. and Rosiane Jacomini.

10.19 (13)          Distributorship Agreement, dated as of August 10, 2004, by and between Reclamation Consulting and Applications, Inc.
                    and Aurtech Marketing, Pty., Ltd.

10.20 (13)          Distribution Agreement, dated as of December 5, 2003, by and between Reclamation Consulting and Applications, Inc. and
                    Canadian Release Agents, Ltd.

10.21 (13)          Distributorship Agreement, dated as of July 12, 2005, by and between Reclamation Consulting and Applications, Inc. and
                    Mark Lang.

10.22 (13)          Sales Representative Agreement, dated as of July 7, 2005, by and between Reclamation Consulting and Applications, Inc.
                    and Jimmy Watts.

10.23 (13)          Distributorship Agreement, dated as of February 3, 2005, by and between Reclamation Consulting and Applications, Inc.
                    and ITA Asphalt Limited.

10.24 (13)          Distributorship Agreement, dated as of June 30, 2005, by and between Reclamation Consulting and Applications, Inc. and
                    Don Pickett.

10.25 (13)          Contract Sales Representative Agreement, dated as of October
                    27, 2004, by and between Reclamation Consulting and Applications, Inc. and Dennis Jackman.

10.26 (13)          Addendum to Contract Sales Representative Agreement by and
                    between Reclamation Consulting and Applications, Inc. and
                    Dennis Jackman.

10.27 (15)          Property Lease dated as of April 2005 by and between
                    Reclamation Consulting and Applications, Inc. and Boyd
                    Enterprises Utah, L.L.C.

10.28 (15)          Property Lease dated as of April 4, 2006 by and between
                    Reclamation Consulting and Applications, Inc. and Olen
                    Commercial Realty Corp.

10.29 (15)          Memorandum of Understanding dated as of September 22, 2005 by and between Reclamation Consulting and Applications, Inc.
                    and Jamestown, L.C.

10.30 (16)          Advisory Board Services Agreement dated as of October 16,
                    2006 by and between Reclamation Consulting and Applications, Inc. and Norman R. Gish.

10.31 (17)          Convertible Promissory Note dated November 7, 2006 by and
                    between Reclamation Consulting and Applications, Inc. and
                    Canvasback Company Limited.

10.32 (17)          Amendment No. 1 to Convertible Note Purchase Agreement dated
                    December 15, 2006 by and between Reclamation Consulting and
                    Applications, Inc. and Canvasback Company Limited.

10.33 (18)          Securities Repurchase Agreement dated February 1, 2007 by
                    and between Reclamation Consulting and Applications, Inc.
                    and AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW
                    Partners, LLC and New Millennium Capital Partners II, LLC.

10.34 (19)          Amendment No. 1 to Securities Repurchase Agreement dated
                    February 26, 2007 by and between Reclamation Consulting and
                    Applications, Inc. and AJW Offshore, Ltd., AJW Qualified
                    Partners, LLC, AJW Partners, LLC and New Millennium Capital
                    Partners II, LLC.

10.35 (20)          Amendment No. 2 to Securities Repurchase Agreement dated
                    April 20, 2007 by and between Reclamation Consulting and
                    Applications, Inc. and AJW Offshore, Ltd., AJW Qualified
                    Partners, LLC, AJW Partners, LLC and New Millennium Capital
                    Partners II, LLC.

10.36 (21)          Guarantee and Postponement of Claim dated May 30, 2007 by
                    and among Gordon Davies and 0761291 B.C. Ltd., Paul Hughes and Eat-Me Foods, Ltd.

10.37 (21)          Guarantee and Postponement of Claim dated May 30, 2007 by
                    and among Michael Davies and 0761291 B.C. Ltd., Paul Hughes and Eat-Me Foods, Ltd.

10.38 (22)          Employment Agreement dated June 11, 2007 by and between
                    Reclamation Consulting and Applications, Inc. and Paul
                    Hughes.

10.39 (22)          Employment Agreement dated June 11, 2007 by and between
                    Reclamation Consulting and Applications, Inc. and Nigel
                    Horsley.

10.40 (23)          Secured Revolving Line of Credit Agreement dated July 18,
                    2007 by and between Reclamation Consulting and Applications, Inc. and Canvasback Company Limited.

10.41 (23)          Security Agreement dated July 18, 2007 by and between
                    Reclamation Consulting and Applications, Inc. and Canvasback
                    Company Limited.

10.42 (23)          Promissory Note issued by Reclamation Consulting and
                    Applications, Inc. for the benefit of Canvasback Company
                    Limited.

10.43 (23)          Amendment No. 2 to Convertible Note Purchase Agreement dated
                    July 18, 2007 by and between Reclamation Consulting and
                    Applications, Inc. and Canvasback Company Limited.

10.44 (23)          Convertible Promissory Note dated July 18, 2007 issued by
                    Reclamation Consulting and Applications, Inc. for the benefit of Canvasback Company Limited.

10.45* Letter Agreement dated October 23, 2006 between Reclamation Consulting and Applications, Inc. and Monarch Bay Capital Group, L.L.C.

10.46 (24)          Exclusive Distributor Agreement, dated as of April 4, 2006, by and between Reclamation Consulting and Applications, Inc.
                    and Applied Industrial Technologies, Inc.

14.1 (15)           Code of Ethics for Reclamation Consulting and Applications,
                    Inc.

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

17.1 (8) Resignation of Paul Petit as Director of Reclamation Consulting and Applications, Inc., dated June 21, 2005.

31.1* Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification of Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
___________________

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

(14) Filed on October 17, 2005 as an exhibit to Reclamation Consulting's annual report on Form 10-KSB for the fiscal year ended June 30, 2005 and incorporated herein by reference.

(15) Filed on October 16, 2006 as an exhibit to Reclamation Consulting's annual report on Form 10-KSB for the fiscal year ended June 30, 2005 and incorporated herein by reference.

(16) Filed on October 24, 2006 as an exhibit to Reclamation Consulting's Report on Form 8-K dated October 16, 2006 and incorporated herein by reference.

(17) Filed on December 15, 2006 as an exhibit to Reclamation Consulting's Report on Form 8-K dated December 15, 2006 and incorporated herein by reference.

(18) Filed on February 2, 2007 as an exhibit to Reclamation Consulting's Report on Form 8-K dated February 1, 2007 and incorporated herein by reference.

(19) Filed on March 19, 2007 as an exhibit to Reclamation Consulting's Report on Form 8-K dated March 12, 2007 and incorporated herein by reference.

(20) Filed on April 24, 2007 as an exhibit to Reclamation Consulting's Report on Form 8-K dated April 24, 2007 and incorporated herein by reference.

(21) Filed on June 5, 2007 as an exhibit to Reclamation Consulting's Report on Form 8-K dated May 30, 2007 and incorporated herein by reference.

(22) Filed on June 15, 2007 as an exhibit to Reclamation Consulting's Report on Form 8-K dated June 11, 2007 and incorporated herein by reference.

(23) Filed on July 20, 2007 as an exhibit to Reclamation Consulting's Report on Form 8-K dated April 26, 2007 and incorporated herein by reference.

(24) Filed on April 6, 2006 as an exhibit to Reclamation Consulting's Report on Form 8-K dated April 4, 2006 and incorporated herein by reference

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

KMJ Corbin & Company LLP ("KMJ") served as the independent registered public accounting firm for the Company for the fiscal years ending June 30, 2007 and 2006. During the fiscal years 2007 and 2006, accrued fees owed by us to KMJ are as follows:

AUDIT FEES

    2007         2006
    ----         ----
   101,900      95,000

AUDIT RELATED FEES

    2007        2006
    ----        ----
  19,000       5,000

Audit Fees and Audit Related Fees consist of fees billed for professional services rendered for auditing our financial statements, reviews of interim financial statements included in quarterly reports, services performed in connection with other filings with the SEC and related comfort letters and other services that are normally provided by KMJ in connection with statutory and regulatory filings or engagements.

TAX FEES

    2007       2006
    ----       ----
       0          0

Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

ALL OTHER FEES

    2007       2006
    ----       ----
       0          0

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECLAMATION CONSULTING AND APPLICATIONS, INC.

Date:  October 15, 2007                     By: /s/ Gordon W. Davies
                                                --------------------------------
                                                Gordon W. Davies
                                                President and Director



In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  October 15, 2007                     By: /s/ Paul Hughes
                                                --------------------------------
                                                Paul Hughes
                                                Chief Operating Officer, Chief
                                                Financial Officer

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                                            FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

                                                                            WITH

                         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

================================================================================

                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                                               TABLE OF CONTENTS

================================================================================


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM......................F-1

FINANCIAL STATEMENTS:

   Balance Sheet.............................................................F-2

   Statements of Operations..................................................F-3

   Statements of Stockholders' Deficit.......................................F-4

   Statements of Cash Flows..................................................F-5

   Notes to Financial Statements.............................................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
Reclamation Consulting and Applications, Inc.


We have audited the accompanying balance sheet of Reclamation Consulting and Applications, Inc. (the "Company") as of June 30, 2007, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reclamation Consulting and Applications, Inc. at June 30, 2007 and the results of its operations and its cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and has negative working capital of $2,116,047 at June 30, 2007, which indicates that the Company may lack sufficient working capital to service its debts and to fund its operations through the fiscal year ending June 30, 2008. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 2 to the financial statements, effective July 1, 2006, the Company changed its method of accounting for share-based compensation to adopt Statement of Financial Accounting Standards No. 123(R), SHARE-BASED PAYMENT.

                                              /S/ KMJ CORBIN & COMPANY LLP

                                                 Irvine, California
                                                 October 15, 2007

                       RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                       BALANCE SHEET
                                       JUNE 30, 2007

                                           ASSETS
                                           ------

CURRENT ASSETS:
    Cash                                                                      $      3,741
    Accounts receivable                                                             27,750
    Inventories                                                                     45,221
    Prepaid expenses and other current assets                                       60,400
                                                                              ------------

             Total current assets                                                  137,112

    Property and equipment, net                                                     44,827
    License agreement, net                                                         425,000
    Debt issuance costs, net                                                       504,167
    Deposits                                                                        28,158
                                                                              ------------

                                                                              $  1,139,264
                                                                              ============

                           LIABILITIES AND STOCKHOLDERS' DEFICIT
                           -------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                          $    415,741
    Accrued professional fees                                                      200,189
    Payroll taxes payable                                                           98,075
    Accrued interest payable                                                       488,124
    Payable to shareholders                                                        110,000
    Other accrued expenses                                                          60,862
    Accrued judgment payable                                                        29,700
    Current portion of notes payable - related parties,
      net of debt discount                                                         554,118
    Current portion of notes payable, net of debt discount                         296,350
                                                                              ------------

             Total current liabilities                                           2,253,159

    Notes payable-related parties, net of current portion and debt discount      1,051,936
    Notes payable, net of current portion and debt discount                        472,566
                                                                              ------------

             Total liabilities                                                   3,777,661
                                                                              ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
    Common stock, $0.01 par value; 150,000,000 shares authorized,
      55,570,023 shares issued and outstanding                                     555,700
    Committed shares                                                               307,400
    Additional paid-in-capital                                                  23,667,761
    Treasury stock (1,500,000 shares), at cost                                     (15,000)
    Accumulated deficit                                                        (27,154,258)
                                                                              ------------

             Total stockholders' deficit                                        (2,638,397)
                                                                              ------------

                                                                              $  1,139,264
                                                                              ============


       See report of independent registered public accounting firm and accompanying notes to the financial statements.



                    RECLAMATION CONSULTING AND APPLICATIONS, INC.
                              STATEMENTS OF OPERATIONS
                     FOR THE YEARS ENDED JUNE 30, 2007 AND 2006


                                                          2007            2006
                                                      ------------    ------------

Net revenue                                           $    214,912    $     96,122

Cost of revenue                                            371,281         150,670
                                                      ------------    ------------

Gross loss                                                (156,369)        (54,548)

Selling, general and administrative expenses             3,139,508       3,229,011
                                                      ------------    ------------
Loss from operations                                    (3,295,877)     (3,283,559)

Other income (expense)
     Interest expense                                   (2,164,960)     (1,280,668)
     Loss on disposal of asset                                (540)             --
     Loss on uncolletible notes receivable                      --         (10,608)
     Gain on extinguishment of debt                      1,159,164              --
     Litigation settlement                                      --         (21,000)
     Change in fair value of derivative liabilities       (820,826)     (2,508,656)
     Loss on collateralized shares                              --        (110,000)
                                                      ------------    ------------
                                                        (1,827,162)     (3,930,932)
                                                      ------------    ------------

Loss before income taxes                                (5,123,039)     (7,214,491)

Provision for income taxes                                     800             800
                                                      ------------    ------------
Net loss                                              $ (5,123,839)   $ (7,215,291)
                                                      ============    ============

Net loss per common share:
     Basic and diluted                                $      (0.10)   $      (0.19)
                                                      ============    ============

Weighted-average common shares outstanding
     Basic and diluted                                  49,558,022      37,069,761
                                                      ============    ============


See report of independent registered public accounting firm and accompanying notes to the financial statements.



                                            RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                                 STATEMENTS OF STOCKHOLDERS' DEFICIT
                                             FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

                                       Common Stock
                               ---------------------------   Additional                                                   Total
                                 Number of                     Paid-in       Treasury      Committed    Accumulated   Stockholders'
                                  Shares         Amount        Capital         Stock         Shares       Deficit        Deficit
                               ------------   ------------   ------------   ------------   -----------  ------------   ------------

Balance at June 30, 2005         29,620,813   $    296,208   $ 11,731,997   $    (15,000)  $    25,000  $(14,815,128)  $ (2,776,923)

Cancellation of share to
  be issued                                                                                    (25,000)                     (25,000)

Issuance of shares for
  services rendered                 662,500          6,625         28,375                                                    35,000

Conversion of notes payable
  and accrued interest            7,896,897         78,969        763,293                                                   842,262

Common shares to be issued
  for services rendered                                                                         32,400                       32,400

Cashless exercise of warrants     3,274,998         32,750        (32,750)                                                       --

Issuance of shares for
  intangible asset                7,611,150         76,112        424,396                                                   500,508

Reclass of derivative
  liabity to APIC in connection
  with warrants exercised and
  notes converted                                               1,634,496                                                 1,634,496

Net loss                                                                                                  (7,215,291)    (7,215,291)
                               ------------   ------------   ------------   ------------   -----------  ------------   ------------

Balance at June 30, 2006         49,066,358        490,664     14,549,807        (15,000)       32,400   (22,030,419)    (6,972,548)


Issuance of common shares
  for cash                        1,000,000         10,000        140,000                                                   150,000

Issuance of shares for
  services to be rendered         1,200,000         12,000        132,000                                                   144,000

Common shares to be issued
  for guarantees of debt                                                                       275,000                      275,000

Issuance of stock options
  to employees                                                    949,058                                                   949,058

Beneficial conversion
  feature of debt                                               3,955,147                                                 3,955,147

Shares issued in connection
  with extinguishment of debt     3,250,000         32,500        780,000                                                   812,500

Cashless exercise of warrants        53,665            536           (536)                                                       --

Shares issued for debt
  finders' fees                   1,000,000         10,000        240,000                                                   250,000

Reclass of warrant - related
  derivative liabilities to
  APIC in connection with
  repayment of debt and
  warrants                                                      2,922,285                                                 2,922,285

Net loss                                                                                                  (5,123,839)    (5,123,839)
                               ------------   ------------   ------------   ------------   -----------  ------------   ------------

Balance at June 30, 2007         55,570,023   $    555,700   $ 23,667,761   $    (15,000)  $   307,400  $(27,154,258)  $ (2,638,397)
                               ============   ============   ============   ============   ===========  ============   ============


          See report of independent registered public accounting firm and accompanying notes to the financial statements.


                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                             STATEMENTS OF CASH FLOWS
                                    FOR THE YEARS ENDED JUNE 30, 2007 AND 2006


                                                                                          2007           2006
                                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                           $(5,123,839)   $(7,215,291)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
           Loss on uncollectible notes receivable                                               --         10,608
           Loss on collateralized shares                                                        --        110,000
           Issuance of stock options for services rendered                                 949,058        756,531
           Issuance of shares for services rendered                                         60,000         67,400
           Change in fair value of derivative and warrant liabilities                      820,826      2,508,656
           Amortization of discount on notes payable                                     1,684,978        914,638
           Depreciation and amortization                                                   141,401         53,820
           Gain on extinguishment of debt                                               (1,159,164)            --
           Loss on disposal of asset                                                           540             --
           Increase-decrease in operating assets and liabilities:
                                  Accounts receivable                                      (10,643)         3,499
                                  Inventories                                               19,299        (18,828)
                                  Prepaid expenses and other current assets                 17,053         56,716
                                  Accounts payable and accrued expenses                    496,911        181,705
                                                                                       -----------    -----------

           Total adjustments                                                             3,020,259      4,644,745
                                                                                       -----------    -----------

    Net cash used in operating activities                                               (2,103,580)    (2,570,546)
                                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                                                  (15,224)        (8,130)
                                                                                       -----------    -----------

    Net cash used in investing activities                                                  (15,224)        (8,130)
                                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds on notes payable and convertible debentures                          3,879,056      3,744,379
           Payments on notes payable and convertible debentures                         (1,906,511)    (1,165,703)
           Issuance of common shares for cash                                              150,000             --
                                                                                       -----------    -----------

    Net cash provided by financing activities                                            2,122,545      2,578,676
                                                                                       -----------    -----------

Net change in cash                                                                           3,741             --

CASH, BEGINNING OF YEAR                                                                         --             --
                                                                                       -----------    -----------

CASH, END OF YEAR                                                                      $     3,741    $        --
                                                                                       ===========    ===========



 See report of independent registered public accounting firm and accompanying notes to the financial statements.

                                     RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                                STATEMENTS OF CASH FLOWS
                                       FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
                                                      (Continued)


                                                                                                  2007         2006
                                                                                               ----------   ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


Cash paid for:   Interest                                                                      $  115,288   $  270,140
                                                                                               ==========   ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of notes payable and accrued interest to common stock                               $       --   $  842,262
                                                                                               ==========   ==========

Debt discount on debt                                                                          $3,955,147   $1,200,000
                                                                                               ==========   ==========

Issuance of notes payable for cancellation of shares to be issued                              $       --   $   25,000
                                                                                               ==========   ==========

Issuance of shares and note payable in exchange for a license                                  $       --   $  500,000
                                                                                               ==========   ==========

Reclass of derivatives to additional paid in capital for conversions
  of convertible notes                                                                         $2,922,285   $1,634,496
                                                                                               ==========   ==========

Issuance of shares for consulting services                                                     $  144,000   $       --
                                                                                               ==========   ==========

Cashless exercise of warrants                                                                  $      536   $       --
                                                                                               ==========   ==========

Issuance of shares for debt finders' fees                                                      $  250,000   $       --
                                                                                               ==========   ==========

Issuance of shares for personal guarantees of debt                                             $  275,000   $       --
                                                                                               ==========   ==========

Issuance of shares in connection with extinguishment of debt                                   $  812,500   $       --
                                                                                               ==========   ==========



                 See report of independent registered public accounting firm and accompanying notes to the financial statements


                                                     F-6

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization
------------

Reclamation Consulting and Applications, Inc. (the "Company") is a Colorado corporation, originally formed in 1976. The Company's primary business is the production and sale of their Alderox(R) line of products and applicator systems. The Alderox(R) line of products is a line of release agent that was developed by the Company in response to industries need for an effective, economical and environmentally friendly product that eliminated or reduced the build up of materials on equipment. The Company's customers are located in the United States.

Basis of Presentation
---------------------

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred recurring losses, generating an accumulated deficit of $27,154,258 at June 30, 2007, including net losses of $5,123,839 and $7,215,291 for the years ended June 30, 2007 and 2006, respectively. In addition, the Company's negative working capital of $2,116,047 at June 30, 2007 indicates that the Company may lack sufficient working capital to service its debt and to fund its operations through June 30, 2008.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon future sustainable profitable operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing, increase its customer base and manage its costs. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps, which it believes are sufficient to provide the Company with the ability to continue as a going concern: (i) obtaining additional equity and debt financing (see Note 13); (ii) controlling of general and administrative expenses; (iii) managing accounts payable; and
(iv) evaluating its distribution and marketing methods to increase revenues.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
----------------

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

The Company depreciates its property and equipment using the straight-line method over the following estimated useful lives:

         Computers and office equipment               3-5 years
         Test equipment                                 5 years
         Vehicles                                       5 years

Long-Lived Assets
-----------------

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of June 30, 2007, the Company does not believe there has been any impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

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

The Company's convertible debt is recorded net of the debt discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt on a straight-line basis, which approximates the effective interest method. For the years ended June 30, 2007 and 2006, the Company recorded $725,617 and $37,500, respectively, of amortization related to the BCF.

Deferred Financing Costs
------------------------

The Company records direct costs of obtaining debt as deferred financing costs and amortizes these costs to interest expense over the life of the debentures on a straight-line basis, which approximates the effective interest method (see
Note 6).

Fair Value of Financial Instruments
-----------------------------------

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, payable to shareholders, related-party notes payable and notes payable. Pursuant to SFAS No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS," the Company is required to estimate the fair value of all financial instruments at the balance sheet date. The Company cannot determine the estimated fair value of payable to shareholders and related-party notes payable as the transactions originated with related parties and instruments similar to its convertible notes payable could not be located. Other than these items, the Company considers the carrying values of its financial instruments in the financial statements to approximate their fair values.

Derivative Financial Instruments
--------------------------------

The Company had derivative financial instruments which consisted of embedded derivatives related to the Callable Secured Convertible Term Notes (the "Notes") entered into on June 23, 2005 (see Note 8). These embedded derivatives included certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments required that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, " ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK ," as a result of entering into the Notes, the Company was required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income. Conversion-related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 212%; and risk free interest rate of 4.99% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using discounted cash flows and probability analysis. As a result of the Company repaying the Notes in full on June 1, 2007 (see Note 8), the Company no longer has any derivative instruments. The notes-related derivatives, valued at $2,438,313 at the date of the repayment, were netted against the gain on extinguishment of debt (see Note 8). The warrant-related derivatives, valued at $2,922,285 at the date of the repayment, were reclassified to additional paid-in capital.

The following is a summary of the changes to the derivative liabilities during the years ended June 30, 2006 and 2007:

 Derivative liability, June 30, 2005                               $  1,709,081
 Derivative liability added during 2006                               1,956,531
 Derivative liability reclassified to APIC during 2006               (1,634,496)
 Change in fair value during 2006                                     2,508,656
                                                                   ------------

 Derivative liability, June 30, 2006                                  4,539,772
 Change in fair value through June 1, 2007                              820,826
                                                                   ------------
 Derivative liability, June 1, 2007                                   5,360,598
 Reclassification of warrant-related derivative to APIC
   upon repayment of the Notes                                       (2,922,285)
 Elimination of notes-related derivative to gain on
   extinguishment of debt upon repayment of the Notes                (2,438,313)
                                                                   ------------
 Derivative liability, June 30, 2007                               $         --
                                                                   ============


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

Research and Development
------------------------

The Company's products and the technology underlying its products are in the early stages of market acceptance. The Company has incurred $280,155 and $143,974 for the years ended June 30, 2007 and 2006, respectively, on research and development efforts, which costs have been expensed, as a part of selling, general and administrative expense.

Net Loss Per Share
------------------

The Company adopted the provisions of SFAS No. 128, "EARNINGS PER SHARE" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. Dilution is computed by applying the treasury stock method for options and warrants and the "as - if converted" method for convertible debentures. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) as if funds obtained thereby were used to purchase common stock at the average market price during the period.

For the years ended June 30, 2007 and 2006, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation that is not permitted and therefore not included. Such dilutive amounts would have included shares potentially issuable pursuant to convertible debentures (see Notes 7 and 8) and outstanding options and warrants (see Note 11).

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

Stock-Based Compensation
------------------------

At June 30, 2007, the Company has no stock-based compensation plans.

On July 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "SHARE-BASED PAYMENT" ("SFAS 123(R)"), which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB 25"), for periods beginning in fiscal 2007. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2006, the first day of the Company's fiscal year 2007. The Company's financial statements as of and for the year ended June 30, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's statement of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS 123"). Under the intrinsic value method, stock-based compensation expense was recognized in the Company's statement of operations, other than for option grants to employees below the fair market value of the underlying stock at the date of grant. No stock-based employee compensation cost was recognized in the statement of operations for the year ended June 30, 2006, as all options granted had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's statement of operations for the year ended June 30, 2007 included compensation expense for share-based payment awards granted prior to June 30, 2007 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to June 30, 2007 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the statements of operations for the year ended June 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the year ended June 30, 2007 of 0% was based on the Company's generally granting immediately exercisable options. In the Company's pro forma information required under SFAS 123 for the periods ending fiscal 2006, the Company accounted for forfeitures as they occurred.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's accumulated loss position, there were no such tax benefits during the year ended June 30, 2007. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

Summary of Assumptions and Activity
-----------------------------------

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

The following presents the Black-Scholes assumptions used for the granting of options and warrants in fiscal 2007 and 2006:

                                                    2007             2006
                                                    ----             ----

     Expected term                                  2-5 years        1-5 years
     Expected volatility                            212%             141%
     Risk-free interest rate                        4.99%            4.00%
     Expected dividends                             --                --

Had the Company determined employee stock-based compensation cost based on a fair value model at the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per share for the year ended June 30, 2006 would have been adjusted to the pro forma amounts, as follows (in thousands, except per share amounts):

                                                                       2006
-------------------------------------------------------------------------------

Net loss - as reported                                           $       (7,215)

Stock-based compensation expense determined under
  fair-value based method, net of tax                                      (348)
                                                                 --------------

Pro forma net loss                                               $       (7,563)
                                                                 ==============
Basic and diluted net loss per share:
As reported                                                      $        (0.19)
                                                                 ==============
Pro forma                                                        $        (0.20)
                                                                 ==============


A summary of employee option activity as of June 30, 2007 and changes during the year then ended, is presented below:

                                                                 JUNE 30, 2007

                                                               WEIGHTED-AVERAGE
                                                                          REMAINING     AGGREGATE
                                                              EXERCISE   CONTRACTUAL    INTRINSIC
                                                SHARES         PRICE     TERM (YEARS)     VALUE
                                           ---------------   ---------   ------------   ---------
Options outstanding and exercisable
       at July 1, 2006                         11,480,000    $    0.25
         Options granted                        4,000,000         0.17
         Options forfeited                       (490,000)        0.33
         Options exercised                             --           --
                                           ---------------   ---------   ------------   ---------
Options outstanding and exercisable
       at June 30, 2007                        14,990,000    $    0.23       2.22       $ 840,000
                                           ===============   =========   ============   =========



Upon the exercise of options, the Company issues new shares from its authorized shares. The weighted average grant date fair value of options granted during the year ended June 30, 2007 was $0.24 per option, resulting in a charge of $949,058 to selling, general and administrative expense in the accompanying statement of operations.

There are no non-vested stock options at June 30, 2006 and at June 30, 2007. There is no unrecognized compensation cost at June 30, 2007. The total fair value of shares vested during the year ended June 30, 2007 was $949,058.

As a result of adopting SFAS No. 123(R) on July 1, 2006, the Company's net loss for the year ended June 30, 2007 was approximately $634,000 higher than if it had continued to account for share-based compensation under APB 25. There was no net change in the basic and diluted loss per share for the year ended June 30, 2007.

Concentrations of Credit Risk
-----------------------------

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. From time-to-time, the Company's cash balances exceed the amount insured by the FDIC. Management believes the risk of loss of cash balances in excess of the insured limit to be low.

The majority of revenues in the years ended June 30, 2007 and 2006 were generated from a few customers. For the year ended June 30, 2007, total sales to two major distributors amounted to $151,997 and as of June 30, 2007, $8,466 was due from these major distributors. For the year ended June 30, 2006, sales to the two major distributors amounted to $17,911.

Reclassifications
-----------------

Certain amounts in June 30, 2006 financial statements have been reclassified to conform with the June 30, 2007 presentation. Such reclassifications had no effect on net loss as previously reported.

Recently issued accounting pronouncements
-----------------------------------------

In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109" ("FIN 48"). This interpretation clarifies the application of SFAS No. 109, "ACCOUNTING FOR INCOME TAXES" by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in a company's financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 on July 1, 2007. The Company is currently assessing the impact the adoption of FIN 48 will have on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accounting principals generally accepted in the U.S. and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies that have assets and liabilities measured at fair value will be required to disclose information that enables the users of its financial statements to access the inputs used to develop those measurements. The reporting entity is encouraged, but not required, to combine the fair value information disclosed under this statement with the fair value information disclosed under other accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company expects to adopt SFAS No. 157 on July 1, 2008. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its financial statements.

In September 2006, the Securities and Exchange Commission staff issued SAB No. 108, "CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS" ("SAB No. 108"). SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of this statement did not have a significant impact on the Company's financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. This statement does not eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective in fiscal years beginning after November 15, 2007. The Company expects to adopt SFAS No. 159 on July 1, 2008. The Company is in the process of evaluating the provisions of the statement, but does not anticipate that the adoption of SFAS No. 159 will have a material impact on its financial statements.

NOTE 3 - ACCOUNTS RECEIVABLE

All accounts receivable are trade related. These receivables are current and no reserve for uncollectible accounts is deemed necessary.

NOTE 4 - INVENTORIES

Inventories consist of the following as of June 30, 2007:

         Raw materials                                    $   8,270
         Finished goods                                   $  36,951
                                                          ---------
                                                          $  45,221
                                                          =========

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at June 30, 2007:

       Computers and office equipment                              $     12,210
       Test equipment                                                    51,435
       Vehicles                                                          17,409
                                                                   ------------
                                                                         81,054

       Less accumulated depreciation                                    (36,227)
                                                                   ------------

                                                                   $     44,827
                                                                   ============

Depreciation and amortization expense on property and equipment was $16,320 and $15,068 for the years ended June 30, 2007 and 2006, respectively, and is included in selling, general and administrative expenses in the accompanying statements of operations.

NOTE 6 - DEFERRED FINANCING COSTS

Deferred financing costs consist of the following as of June 30, 2007:

Cost                                         $    525,000
Less accumulated amortization                    ( 20,833)
                                             ------------
                                             $    504,167
                                             ============

Amortization expense was $48,333 and $12,500 for the years ended June 30, 2007 and 2006, respectively, and is included in interest expense in the accompanying statements of operations.

NOTE 7 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consist of the following at June 30, 2007:

   Unsecured convertible debt to stockholders, bearing interest at 10 percent per annum, net of debt discount of $2,794,047, due July 2009 (as amended - see Note 13)
   (see below)                                                      $   700,000

   Note payable to Paul Hughes, bearing interest at 12 percent per annum, convertible to common shares at $0.20 per share, interest payable monthly, principal due on Nov. 29, 2008,
   (secured by substantially all assets of the Company, net of
   debt discount of $148,064 (see Note 8)                               251,936

   Unsecured notes payable to stockholders, bearing interest at
   8.25 percent per annum, due on demand                                232,500

   Unsecured note payable to stockholder, bearing interest at 10
   percent per annum, due on demand                                     218,612

   Unsecured note payable debt to stockholder, bearing interest at
   10 percent per annum, due March 19, 2009                             100,000

   Unsecured note payable to stockholder, bearing interest at 15
   percent per annum, due on demand                                      29,840

   Unsecured notes payable to stockholders, bearing interest at 10 percent per annum convertible to common stock at $0.25 per
   share, due on demand                                                  26,000

   Unsecured note payable debt to stockholder, $2,500 interest
   payable on maturity, due on demand                                    25,000

   Unsecured note payable to stockholder, bearing interest at 12
   percent per annum, due on demand                                      20,000

   Unsecured note payable to stockholder, bearing interest at 15 percent per annum convertible to common shares at $0.75 per
   share                                                                  2,166

                                                                    -----------
      Subtotal                                                        1,606,054

      Less current portion                                             (554,118)
                                                                    -----------
                                                                     $1,051,936
                                                                    ===========

During the year ended June 30, 2006, the Company issued 5,171,897 shares of its common stock for the conversion of $273,262 of principal and interest in connection with notes payable-related parties. The notes and accrued interest were converted at the fair market value on the date of conversion. During the year ended June 30, 2007 the Company did not issue any shares of its common stock for the conversion of principal and interest in connection with notes payable-related parties. Interest expense (excluding amortization of debt discount - see below) on notes payable - related parties for the years ended June 30, 2007 and 2006 was $366,149 and $85,866, respectively. Future minimum principal payments (excluding the debt discount) are as follows under notes payable - related parties for the year ending June 30:

                 2008                     $  554,118
                 2009                      3,994,047
                                          ----------
                                          $4,548,165
                                          ==========


Unsecured Convertible Debt to Stockholders
------------------------------------------

On October 17, 2006, the Company entered into a Note Purchase Agreement (the "Agreement") with a group of investors led by Canvasback Company Limited, a company organized under the laws of the country of Anguilla (the "Lender"), pursuant to which the Company issued the Lender an Unsecured Convertible Promissory Note (the "Unsecured Note") for the aggregate principal amount of $2,079,067 (the "Loan"), accruing interest at the annual rate of 10% per annum and maturing on October 17, 2007 (amended after year end to July 2009 - see Note
13). Pursuant to the Agreement, the Lender has agreed to purchase additional Unsecured Convertible Promissory Notes up to an aggregate of $620,000. Through June 30, 2007, Canvasback has loaned the Company an additional $1,414,980 leaving a total principal amount due of $3,494,047. At any time after a Conversion Event (as defined below), the Loan is convertible, at the election of the Lender, into a number of shares of the Company's common stock (the "Conversion Shares") obtained by dividing the aggregate amount of principal and accrued but unpaid interest due under the Unsecured Note as of the date of conversion, by $0.025. The proceeds received from the sale of the unsecured convertible notes were used for business development purposes, working capital needs, pre-payment of interest, repayment of the Notes, payment of consulting and legal fees and purchasing inventory.

In light of the restrictions on the Company's ability to raise capital through the issuance of its common stock at a price below the market value on the date of such issuance, the Lender has agreed that the conversion provisions applicable to the Unsecured Note will not become operative unless and until either (i) the Company obtains the prior written consent of the Investors (see
Note 8) to permit the Conversion of the Unsecured Debt, or any portion thereof, into Conversion Shares pursuant to the terms of the Agreement; or (ii) the SPA (see Note 8) is terminated pursuant to terms and all the Company's obligations under the Securities Purchase Agreement have been fully satisfied or waived (each, a "Conversion Event"). In June 2007, the SPA was terminated (see Note 8).

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

As a result of the Conversion Event, the Unsecured Notes are convertible at $0.025 per share. Canvasback and the Company further agreed that such conversion above the 65,000,000 shares that were converted after June 30 (see Note 13) may only be made if the Company effects an increase in its authorized shares of common stock or a reverse split of its common stock, such that the Company has sufficient authorized shares of stock available to allow the conversion. As a result, the occurrence of the Conversion Event triggered the Company's recording a BCF. The total amount of the BCF was $3,494,047 (equal to the principal amount due on the Unsecured Notes at that date), and will be amortized to interest expense over the remaining life of the Unsecured Notes. The Company recorded $700,000 of interest expense during the year ended June 30, 2007 related to the amortization of the BCF on the Unsecured Notes. The Company entered into amendments of the Agreement subsequent to June 30, 2007 (see Note 13).

In May 2007, the Company received a $100,000 loan from another stockholder to be used to cover operating expenses pursuant to an oral agreement. The loan carries interest at 12% per annum and was made with the understanding that the Company would provide the investor with contingent warrants and conversion rights similar to those provided to the purchasers of the secured convertible debentures sold on May 30, 2007 (see Note 8).

NOTE 8 - NOTES PAYABLE

Notes payable consist of the following at June 30, 2007:

Note payable bearing interest at 12 percent per annum, convertible to common shares at $0.20 per share, interest payable monthly, principal due on Nov. 29, 2008 the maturity date, secured by substantially all assets of the Company, net of debt discount of
 $287,419 (see below)                                               $   472,566

Notes payable bearing interest at 10 percent per annum,
 convertible to common shares at $0.40 per share, due on demand,
 secured by substantially all assets of the Company                     125,000

Notes payable bearing interest at 15 percent per annum,
 convertible to common shares at $0.40 per share, due on demand,
 secured by substantially all of the assets of the Company               54,850

Note payable bearing interest at 15 percent per annum, convertible to common shares at $0.75 per share, due on demand, secured by
 substantially all assets of the Company                                 50,000

Notes payable bearing interest at 10 percent per annum and paid semi-annually, convertible to common shares at $0.40 and $0.45 per share, due on demand, secured by substantially all assets of the
 Company                                                                 45,500

Unsecured notes payable, bearing interest at 8.25 percent per
 annum, due on demand                                                     6,000

Unsecured note payable, bearing interest at 15 percent per annum,
 due on demand                                                           15,000
                                                                    -----------
     Subtotal                                                           768,916

     Less current portion                                              (296,350)
                                                                    -----------
                                                                    $   472,566
                                                                    ===========

Future minimum principal payments (excluding the debt discount) are as follows under notes payable for the year ending June 30:

                   2008                     $   296,350
                   2009                         759,985
                                            -----------
                                            $ 1,056,335
                                            ===========

During the year ended June 30, 2005, the Company borrowed $50,000 from an investor which was repaid during the year ended June 30, 2006. The investor had an option to convert up to the full loan amount into restricted shares of the Company's common stock at $0.25 per share. The Company recorded a discount on the debt of $50,000 related to BCF. Amortization of the debt discount for the years ended June 30, 2007 and 2006 was $0 and $37,500, respectively.

On June 23, 2005, the Company entered into a Securities Purchase Agreement (the "SPA") with AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (collectively, the "Investors") for the sale of (i) $2,000,000 in Notes and (ii) warrants to purchase 8,000,000 shares of the Company's common stock.

The Notes bore interest at 10% and matured three years from the date of issuance and were convertible into the Company's common stock, at the investors' option, at the lower of $0.21 per share or 50% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before, but not including, the conversion date.

The full principal amount of the Notes was due upon a default under the terms of the SPA. In addition, the Company granted the Investors a security interest in substantially all of its assets and intellectual property. In the event the Company breached any representation or warranty in the SPA, the Company was required to pay a penalty in shares or cash, at the election of the Investors, in an amount equal to three percent of the outstanding principal amount of the Notes per month plus accrued and unpaid interest.

The warrants were exercisable until five years from the date of issuance at a purchase price of $0.28 per share. The Investors were able to exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the Investors exercised the warrants on a cashless basis, the Company would have not received any proceeds. In addition, the exercise price of the warrants was to be adjusted in the event the Company issued common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the Notes issued pursuant to the SPA.

The Investors agreed to restrict their ability to convert their Notes or exercise their warrants and receive shares of the Company's common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise did not exceed 4.99% of the then issued and outstanding shares of common stock.

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

The Notes included certain features that were considered embedded derivative financial instruments, such as a variety of conversion options, a variable interest rate feature, events of default and a variable liquidated damages clause. These features are described below, as follows:

       o The Notes' conversion features were identified as an embedded derivative and were bifurcated and recorded on the Company's balance sheet at their fair value;
       o The Company had a partial call option to allow the Company to pre-empt the conversion of the Notes in a given month and partially offset the BCF, which was identified as an embedded derivative and was bifurcated and recorded on the Company's balance sheet at its fair value;
       o Annual interest on the Notes was equal to 10% provided that no interest was due and payable for any month in which the Company's trading price was greater than $0.3125 for each trading day of the month, which potential interest rate reduction was identified as an embedded derivative and was bifurcated and recorded on the Company's balance sheet at its fair value;
       o The SPA included a penalty provision based on any failure to meet and/or maintain registration requirements for shares issuable under the conversion of the note or exercise of the warrants, which represented an embedded derivative, but such derivative had a de minimus value and was not included in this analysis.; and
       o The SPA contained certain events of default including not having adequate shares registered to effectuate allowable conversions; in that event, the Company was required to pay a conversion default payment at 24% interest, which was identified as an embedded derivative and was bifurcated and recorded on the Company's balance sheet at its fair value.

In December 2005, the Company registered the shares in connection with the notes. The holders of the notes did not demand payment of any liquidated damages and informally agreed to waive all liquidated damages due and owed to them pursuant to their registration rights.

The Company recorded $1,900,000 of the original amount of the fair value of the derivatives and warrants to debt discount, which was amortized to interest expense over the term of the Notes. During the year ended June 30, 2006, $299,000 of the Notes and accrued interest were converted into 2,725,000 shares of common stock. During the years ended June 30, 2007 (prior to the settlement on June 1, 2007 - see below) and 2006, $617,741 and $388,889 of the principal balance of the Notes were repaid. Amortization of this debt discount for the years ended June 30, 2007 (prior to the settlement on June 1, 2007 - see below) and 2006 were $620,431 and $877,138, respectively.

The market price of the Company's common stock significantly impacted the extent to which the Company were required or permitted to convert the unrestricted and restricted portions of the Notes into shares of the Company's common stock. The lower the market price of the Company's common stock at the respective times of conversion, the more shares the Company needed to issue to convert the principal and interest payments then due on the Notes. If the market price of the Company's common stock fell below certain thresholds, the Company would have been unable to convert any such repayments of principal and interest into equity, and the Company was forced to make such repayments in cash. The Company's operations could have been materially adversely impacted if the Company was forced to make repeated cash payments on the Notes.

On June 1, 2007, the Company used the proceeds from the sale of the Debentures (see below) to repurchase the remaining balance of the Notes and related warrants held by the Investors, pursuant to a Securities Repurchase Agreement entered into between the Company and the Investors dated February 1, 2007. The Company paid the Investors an aggregate cash purchase price of $1,161,019 and 3,250,000 shares (valued at $812,500 -- see Note 11) of the Company's common stock for the repurchase of the notes and warrants.

The principal balance of the Notes was $694,370 and the remaining debt discount balance of $338,930 was immediately recognized as interest expense. In addition, the embedded derivatives related to the Notes valued at $2,438,313 were extinguished. As a result of the repayment of the Notes, the Company recognized a gain on extinguishment of debt of $1,159,164.

On May 30, 2007, the Company issued Secured Convertible Debentures (each, a "Debenture" and collectively, "Debentures") in the aggregate amount of $1,159,985 to three accredited investors, Paul Hughes, whom the Company later engaged as its Chief Operating Officer and Chief Financial Officer, Eat-Me Foods, Ltd. and 0761291 B.C. Ltd. (each, a "Debenture Holder" and collectively, "Debenture Holders"). The Debentures carry simple interest of 12% per annum and mature on November 29, 2008. Interest is payable monthly, with the principal due on the maturity date. The Debenture with Paul Hughes was $400,000 and is included in Notes Payable - Related Parties (see Note 7).

At any time prior to the maturity date, each Debenture Holder has the option to convert the outstanding balance of principal, unpaid interest, and/or up to six months of future interest into shares of the Company's common stock at $0.20 per share. This BCF was estimated to be $461,100 and will be amortized to interest expense over 18 months, the term of the Debentures. The Company recognized $25,617 of interest expense during the year ended June 30, 2007, related to the amortization of the BCF on the Debentures.

Under the terms they negotiated, the Debenture Holder will receive differing amounts of warrants to purchase shares of the Company's common stock upon any conversion of their Debentures. If they convert their Debentures, Mr. Hughes and Eat-Me Foods, Ltd. will receive warrants in a number equal to 245% and 45%, respectively, of the shares received by each in any such conversion. 0761291 B.C. Ltd. is not entitled to any warrants on conversion of its Debenture.

Fifty percent of the warrants to be issued in any conversion have an exercise price of $0.22 per share while the remaining warrants have an exercise price of $0.24 per share. The warrants are to expire three years after issuance. In the event that the closing price of the Company's common stock equals or exceeds $0.80 per share for twenty consecutive trading days, the Company have the option to cancel the unexercised warrants after providing the Investors with 45-days prior written notice.

As of June 30, 2007 and based on a conversion price of $0.20 per share, the amount of common stock which would have been issuable upon full conversion of the aggregate principal of the Debentures plus six months of future interest is 6,206,000 shares or approximately 11% of the Company's outstanding common stock. With the issuance of these Shares, the Debenture Holders would also have received warrants for the purchase of 6,206,000 shares of common stock, or approximately 10% of the Company's outstanding common stock, which would have been valued at approximately $1,366,000 and would have been immediately recognized as interest expense if they had been granted.

The obligations under the Debentures are secured by a security interest in all of the Company's assets. On the occurrence of any of the following events, each Debenture Holder may accelerate the maturity date, commence legal action against us and foreclose on the Company's assets:

       o the Company's failure to make payments under the Debentures when due;

       o the Company becomes insolvent or make a general assignment for the benefit of the Company's creditors;

       o      any dissolution or termination of the Company's existence; or

       o the Company's failure to fulfill its obligations under the Debenture for at least 14 days after written notice of such failure by the Debenture Holder.

Both the Company's CEO, Michael C. Davies, and its President, Gordon W. Davies, provided personal guaranties of the Company's obligations under the Debenture to 0761291 B.C. Ltd. The guaranties make the Company's CEO and President personally responsible to the Investors for satisfaction of the Company's obligations under the Debenture issued to the Debenture Holders. Bandit Yacht Investments, Ltd., a company controlled by Fred Davies, who is the father of the Company's CEO and the Company's President and a shareholder of the Company, also granted a mortgage and provided a guaranty of the Company's obligations under the Debenture to 0761291 B.C. Ltd. In addition, it is the Company's understanding that Mr. Hughes has provided a guaranty of the Company's obligations under the Debentures to 0761291 B.C. Ltd. and Eat-Me Foods, Ltd., pursuant to an arrangement between the Debenture Holders.

In consideration of the personal guaranty provided by Mr. Hughes of the Company's obligations under the secured convertible debentures to 0761291 B.C. Ltd. and Eat-Me Foods, Ltd., the Company committed to issue 500,000 shares of the Company's common stock to him in July 2007. The Company also committed to issue 500,000 shares of its common stock to Fred Davies in July 2007 for granting a mortgage and providing a personal guaranty the Company's obligations under the secured convertible debentures to the Investors. Valued at $0.275 per share, the fair market price of the stock on the date of issuance, the 1,000,000 shares that the Company are committed to issue had a value of $275,000. This has been recorded as a debt issuance cost and will be amortized to interest expense over the life of the Debentures. No interest expense related to the amortization was recorded during the year ended June 30, 2007.

To the extent the Debenture Holders do not convert their Debentures, the Company will need additional capital to make the interest and principal payments due under the Debentures.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------

The Company conducts its operations utilizing leased facilities and equipment under non-cancelable operating lease agreements expiring at various dates through 2011. Future minimum lease commitments, excluding property taxes and insurance for the years ending June 30 are:


                 2008                            $     112,346
                 2009                                   68,406
                 2010                                   53,045
                 2011                                   49,500
                                                 -------------
                                                 $     283,297
                                                 =============

Rent expense for all leased facilities and equipment was $109,489 and $90,351 for the years ended June 30, 2007 and 2006, respectively.

Litigation
----------

On or about August 24, 2007, the Company was served with a complaint filed by Monarch Bay Capital Group, L.L.C. against the Company in a matter entitled Monarch Bay Capital Group, L.L.C. v. Reclamation Consulting And Applications, Inc., Case No. 07CC09056. The complaint was filed with the Superior Count Of The State Of California, County of Orange, on August 17, 2007 against the Company to recover a redemption fee under the terms of a Consulting Agreement between Monarch Bay Capital Group, L.L.C. and the Company dated October 23, 2006. The Consulting Agreement provides that the Company will pay Monarch Bay Capital Group, L.L.C. a "Redemption Fee" equal to 20% of the savings achieved by the Company in redeeming its obligations to certain of its investors. On February 1, 2007, the Company entered into the Agreement to repurchase secured convertible notes with an aggregate principal amount of $2,000,000 and warrants to purchase 8,000,000 shares of the Company's common stock from four investors. On February 27, 2007 and April 20, 2007 the Company entered into Amendment 1 and Amendment 2 of the Agreement and on June 4, 2007 the terms of the Amended Repurchase Agreement were satisfied in full. Monarch Bay Capital Group, L.L.C. is claiming a redemption fee of $279,993. On September 17, 2007 the Company filed an Answer To Complaint. The Answer denies all allegations of Monarch Bay Capital Group, LLC., contests that it is owed any sum under the Consulting Agreement, and pleads various Affirmative Defenses as to conflict of interest , lack of performance and non-disclosure going to the issues to be raised by the Company in the action. Discovery was served to Monarch Bay Capital Group, L.L.C. on September 24, 2007. At this time the Company can not determine the outcome of this matter and the Company has not recorded any accrual at June 30, 2007.

On or about May 23, 2007, the Company was served with a complaint filed by Shaub & Williams, LLP against the Company in a matter entitled Shaub & Williams LLP v. Reclamation Consulting & Applications, Inc., Case No. 07C01658. The complaint was filed with the Superior Court of the State of California, County of Los Angeles, on May 23, 2007 against the Company to recover fees for legal services rendered by Davis & Associates in the amount in excess of $25,000 it allegedly performed on behalf of the Company. Shaub & Williams, LLP is seeking damages against the Company in amount not less than $26,740 plus interest at the rate of 1.5% per month from December 1, 2006, reasonable attorneys' fees and costs of suit for alleged services. At this time the Company can not determine the expected outcome of this matter.

On September 25, 2006, a Complaint was filed by AID Equipment, LLC against the Company in a matter entitled AID Equipment vs. Reclamation Consulting And Application, Inc., Case No: 060700802, filed in the Seventh Judicial District Court In And For Carbon County, State Of Utah. The complaint alleges that the Company engaged the services of AID Equipment to supply and fabricate equipment for a project for the Company and that the Company's president endorsed a credit application in return for the services to be performed valued at $20,343 Plaintiffs are requesting damages in the amount of $17,286 and for attorneys' fees, cost of court and expenses of litigation. The Company's management denies that the plaintiffs are owed the amounts sought, and the Company intend to vigorously defend this action on the basis brought by the plaintiffs. Specifically, the Company denies that any such credit application existed and that the Company never issued a purchase order for such services. Discovery was served to AID Equipment, LLC on May 24, 2007. At this time the Company can not determine the outcome of this matter and the Company has not recorded any accrual at June 30, 2007.

On May 2, 2005, a complaint was filed by Pacific Business Capital Corporation ("PBCC") against the Company, its President, Gordon Davies, and its Vice President, Michael Davies. On September 5, 2006, a settlement was reached whereas the Company agreed to pay PBCC a total of $21,000 over the course of 11 months. The Company is obligated to pay PBCC $5,000 by September 29, 2006; $1,500 per month beginning October 1, 2006 and ending July 1, 2007; and $1,000 on August 1, 2007, the total of which is recorded under judgment payable. There is a 10-day grace period for each scheduled payment and there is a deed as security on property owned by Michael Davies. No interest is due under the settlement agreement if the Company complies with the terms thereof. In the event that the Company is in default of the settlement agreement, a 10% simple interest per annum will be added, and the entire amount shall immediately become due upon default. As of the date of filing this Annual Report, the Company has paid PBCC the amount required by the settlement agreement and believes it has no further obligation to PBCC. An Order to Show Cause hearing regarding dismissal is currently scheduled for December 17, 2007.

In September 2005, litigation between the Company and a former lessor was settled through arbitration. The complaint alleged breach of contract by the Company for not paying amounts due as per the lease terms. The terms of the settlement require the Company to pay $30,000 on March 1, 2006. Beginning April 1, 2006, the Company is required to pay monthly installments of $3,100 for twenty-four months. These amounts are recorded as an accrued judgment payable on the accompanying balance sheet. The Company may prepay the remaining balance at a twenty percent discount at any time. If the Company defaults on any of the required payments, an additional $40,000 due under the terms of the original lease will become due and payable. The payment of the settlement is personally guaranteed by Mr. Gordon Davies. The balance of the payable is $29,700 at June 30, 2007.

Loss on Collateralized Shares
-----------------------------

In April 2006 the Company entered into an agreement to borrow $300,000 from a third party and collateralized 1,500,000 shares of the Company's common shares in order to consummate the loan. The collateralized shares were the property of one of the Company's shareholders. The loan never funded and the agreement was voided. During the return of the collateralized shares to the shareholder a total of 500,000 shares were mishandled and could not be located. The Company has set up an accrual for the loss to the shareholder for $110,000, which has been included in accrued expenses as of June 30, 2007 in the accompanying balance sheet.

Indemnities and Guarantees
--------------------------

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of California. In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities. The Company is also required to indemnify the Debenture Holders under the terms of the Debentures. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheet.

CONVERTIBLE DEBENTURES IN DEFAULT
---------------------------------

The Company is currently in default of the terms of convertible debentures issued to approximately 13 investors in private placements conducted in March 2000 through September 2001. These debentures carry interest at the rate of 10% per annum and as of June 30, 2007 the aggregate balance of unpaid principal and accrued interest was approximately $96,474 (see Note 8). The Company has committed to the Nebraska Department of Banking and Finance to repay the unpaid principal and accrued interest owed to Nebraska purchasers of the debentures by November 15, 2007, which amount will be in the principal amount of $96,474 plus all outstanding interest as of such date. The Company can offer no assurance that it can successfully meet this commitment, as it needs to raise additional funds in order to do so. In the event that the Company is not able to meet this commitment, it may face regulatory action resulting in liability to it. In the event the Company does not repay the debentures, the debenture holders could also file suit against the Company for damages. Any regulatory action or lawsuits would make it more difficult for the Company to raise funds and result in the insolvency of the Company.

NOTE 10 - INCOME TAXES

The provision (benefit) for income taxes consists of the following for the years ended June 30:

                                                     2007              2006
                                                  -----------       -----------
Current:
    Federal                                       $        --       $        --
    State                                                 800               800
                                                  -----------       -----------
                                                          800               800
                                                  -----------       -----------
Deferred
    Federal                                        (1,465,000)       (1,870,000)
    State                                            (255,000)         (330,000)
                                                  -----------       -----------
                                                   (1,720,000)       (2,200,000
Less change in valuation allowance                  1,720,000         2,200,000
                                                  -----------       -----------
                                                  $       800       $       800
                                                  ===========       ===========

The components of the net deferred tax asset as of June 30, 2007 is as follows:

   Net operating loss carryforwards                           $       9,830,000
   Valuation allowance                                        $      (9,830,000)
                                                              -----------------
                                                              $              --
                                                              =================

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

As of June 30, 2007, the Company has available net operating loss carryforwards of approximately $27,000,000 for federal and state purposes which expire in various years through 2027 and 2017 for federal and California purposes, respectively. The Company's use of its net operating losses may be restricted in future years due to the limitations pursuant to IRC Section 382 on changes in ownership.

The following is a reconciliation of the provision for income taxes at the expected rates to the income taxes reflected in the statements of operations:

                                                         2007           2006
                                                      -----------   -----------
Tax benefit at federal statutory rate                     (34)%         (34)%
State tax benefit, net of federal tax effect               (6)           (6)
Permanent differences                                       6            10
Change in valuation allowance                              34            30
                                                      -----------   -----------
                                                           --%           --%
                                                      ===========   ===========

NOTE 11 - STOCKHOLDERS' EQUITY

On March 3, 2006 the Company amended its Articles of Incorporation increasing the authorized shares from 75,000,000 to 150,000,000 and creating a new class of 5,000,000 preferred shares which have not been designated as of June 30, 2007.

Common Stock
------------

During the years ended June 30, 2007 and 2006 the Company issued common shares at various times, as described per the following. The shares were valued at the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance, unless otherwise noted. Restricted shares were discounted for illiquidity and restrictions on trading.


2006
----

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

During the year ended June 30, 2006, warrant holders exercised their warrants on a cashless basis. The holders converted a total of 4,264,000 warrants for 3,279,998 shares of the Company's common stock. Related to these transactions the Company recorded additional paid in capital of $946,607 as a reduction to the derivative liability on the balance sheet.

2007
----

During the year ended June 30, 2007, the Company issued 1,000,000 shares of common stock for a private placement of $150,000 at a price per share of $0.15.

NOTE 11 - STOCKHOLDERS' EQUITY

In March 2007, the Company entered into two separate public relations agreements. The agreements were entered into on March 1 and March 9 and call for the Company to pay the public relations firms a fixed amount of approximately $7,300 per month for a total of six months and 12 months, respectively. As part of each agreement, the public relations firms each agreed to purchase 600,000 shares of the Company's common stock at a price of $0.07 per share. Instead of paying cash for the shares, the amount due will be netted against the fees due from the Company. The fair market price of the stock on the dates of the agreements was $0.12. For the value of the fair market price of the shares greater than the agreed upon purchase price, the Company recorded general and administrative expense of $60,000 included in the accompanying statement of operations. The Company capitalized the purchase price value of the shares of $84,000 in prepaid expenses and other current assets in the accompanying balance sheet and is amortizing it over the terms of the agreements. The Company recorded consulting expense of approximately $28,000 related to the amortization of the value for the year ended June 30, 2007, which is included in selling, general and administrative expenses in the accompanying statement of operations.

In connection with the Company entering into the Debentures in May 2007 (see
Note 8), the Company issued 1,000,000 shares of common stock to Canvasback as finders' fees. The shares were valued at the fair market price on the date of issuance, which was $0.25 per share, and recorded the value of $250,000 in debt issuance costs in the accompanying balance sheet. The costs are being amortized over 18 months, the life of the Debentures (see Note 6).

In connection with the Company entering into the Debentures in May 2007 (see
Note 8), the Company committed to issue 1,000,000 shares to Fred Davies and Paul Hughes for their personal guarantees. The shares were valued at their fair market price on the date of issuance, which was $0.275 per share, and recorded the value of $275,000 as debt issuance costs in the accompanying balance sheet The costs are being amortized over 18 months, the life of the Debentures (see
Note 6).

In June 2007 the Company issued 3,250,000 to the Investors as a portion of the repayment of the SPA (see Note 8). The shares were valued at $0.25 per share, their fair market price on the date of issuance, resulting in a value of $812,500.

In June 2007, Monarch Bay exercised their warrants on a cashless basis. The holders converted a total of 67,525 warrants for 53,665 shares of the Company's common stock.

                           STOCK OPTIONS AND WARRANTS


The Company has no stock option plans.

The number and weighted average exercise prices of options and warrants granted by the Company are as follows for the years ended June 30, 2007 and 2006:


                                                   NUMBER OF         WEIGHTED-
                                                    OPTIONS          AVERAGE
                                                  AND WARRANTS    EXERCISE PRICE
                                                  ------------    --------------


Outstanding and Exercisable, June 30, 2005          22,441,750          $0.31

    Granted                                         10,288,444           0.13

    Exercised                                       (4,264,000)          0.06

    Forfeited/expired                                 (862,444)          0.25
                                                  ------------

Outstanding and Exercisable, June 30, 2006          27,603,750           0.28

Granted                                              5,250,000           0.17

Exercised                                              (53,665)          0.06

Forfeited/expired                                   (8,550,000)          0.28
                                                  ------------          ------
Outstanding and Exercisable, June 30, 2007          24,250,085          $0.30
                                                  ============          =====


Weighted average fair value of
  options and warrants granted during the
  year ended June 30, 2007                                              $0.25


Weighted average fair value of
  options and warrants granted during the
  year ended June 30, 2006                                              $0.07

Following is a summary of the status of options and warrants outstanding at June 30, 2007:


                                                          WEIGHTED AVERAGE
                                                             REMAINING
    EXERCISE PRICE             OUTSTANDING AND            CONTRACTUAL LIFE
                                 EXERCISABLE                  (YEARS)
 -----------------------     ---------------------      ---------------------
        $0.06                     5,484,025                  3.5 years
     $0.15 -$0.25                 13,831,060                 4.0 years


        $0.40                     4,875,000                  1.9 years
        $0.56                      150,000                   3.0 years


2007
----

During the year ended June 30, 2007, the Company issued options to purchase 1,000,000 shares of its common stock to a consultant with an estimated fair value of approximately $268,000. The options have an exercise price of $0.15 per share and expire on June 30, 2009. The estimated fair value of the options was included in derivative and warrant liabilities as they were to non-employees and was reclassified to additional paid in capital upon repayment of the SPA.

On October 16, 2006, the Company entered into an Advisory Board Services Agreement (the "Advisory Agreement") with Norman R. Gish (the "Advisor"), pursuant to which the Company engaged the Advisor to assist it in its efforts to increase exposure of its Alderox(R) line of products in the mining, oil sands, and drilling industries in Canada. The Advisor has a long history and extensive associates within the aforementioned industries and the Company believes that these relationships will considerably and immediately increase exposure in these industry segments. The period of engagement commences on October 16, 2006 and terminates on October 16, 2007. As compensation for the Advisor's advisory services, the Company issued the Advisor warrants to purchase up to 500,000 shares of its restricted common stock, at a price of $0.15 per share. The warrants are immediately exercisable at the exercise price at any time during the period commencing on October 16, 2006 and ending October 16, 2011. The warrants and the shares issuable thereunder are subject to adjustment as set forth in the warrant certificate. The estimated value of the warrants using the Black-Scholes option-pricing model was approximately $70,000 and is included in the employee option expense (see Note 2).

From March through June 2007, the Company issued 250,000 options to purchase shares of common stock to three individuals as an inducement for them to loan funds to Canvasback which Canvasback could in turn loan to the Company. The three individuals were not interested in investing directly into the Company themselves due to the Company's financial condition but were willing to loan money to Canvasback for use by the Company with the inducement of the options. These options were fully vested on issuance, have an exercise price of $0.25 per share, and have a term of three years from issuance. The value of the options was approximately $65,000, was included in the change in fair value of derivative liabilities in the accompanying statement of operations and was reclassified to additional paid in capital upon the repayment of the SPA.


NOTE 12 - LICENSE

Effective January 4, 2006, the Company entered into a license agreement with Billfighter Investments Limited ("Billfighter'), a related party, in which the Company agreed to grant 4,000,000 shares of common stock and a note payable in the amount of $180,000 for the ability to utilize certain technology owned by Billfighter. The shares were valued at $320,000 based on the fair market value on the date of grant of $0.08 per share, resulting in a total value of $500,000. The principal of $180,000 and interest of $558 was converted the following day, January 5, 2006, into 3,611,150 shares of common stock based on fair market value on that date of $0.05 per share. The license grants the Company the sole and exclusive right and license to use, produce, manufacture, market, sell and distribute the licensed product within a defined territory. The Company also agrees to pay cash royalties in the amount of 10% of net revenues generated by the license when used to apply product to rail cars only. The license has no defined term and is subject to termination by either party. The Company believes that the license has a useful life of 10 years and is amortizing the cost on a straight-line basis over the term. Amortization expenses of $50,000 and $25,000 were recognized for the years ended June 30, 2007 and 2006, and are included in selling, general and administrative expenses in the accompanying statements of operations.

NOTE 13 - SUBSEQUENT EVENTS
---------------------------

AMENDMENT NO. 2 TO NOTE PURCHASE AGREEMENT

On July 18, 2007, the Company entered into Amendment No. 2 to its Note Purchase Agreement ("Amendment No. 2") with Canvasback. Amendment No. 2 amended the Note Purchase Agreement to provide for the cancellation of all notes previously issued or issuable under the Note Purchase Agreement and for a portion of the outstanding balance of such notes to be converted into Company common stock with the remainder reflected by a new, consolidated convertible promissory note. All previously issued notes under the Agreement were cancelled.

As of July 18, 2007, the outstanding balance of principal and interest of loans received by the Company from Canvasback pursuant to the framework of the Note Purchase Agreement was $3,203,890. Pursuant to Amendment No. 2, on July 18, 2007, Canvasback converted $1,787,800 of this balance into 65,000,000 shares of Company common stock (the "Initial Conversion Shares") and the remaining balance of $1,416,090 was consolidated into a single new convertible note (the "New Convertible Note"). This New Convertible Note bears simple interest at the rate of 10% per annum and matures on July 18, 2009 on which all outstanding principal and interest is due. The Company does not have any rights to pre-pay principal to Canvasback prior to the maturity date and may make interest payments prior to the maturity date only with Canvasback's prior written approval. Because the $1,787,800 converted included the principal and accrued interest of the loans which had a conversion price of $0.05, the average conversion price for the Initial Conversion Shares was approximately $0.0275.

The New Convertible Note may be converted in whole or part, at the option of Canvasback, into Company common stock (the "Subsequent Conversion Shares") at a conversion price of $0.025 per share, but such conversion may only be made if the Company effects an increase in its authorized shares of common stock or a reverse split of its common stock, such that the Company has sufficient authorized shares of stock available to allow the conversion of the new note.

Amendment No. 2 prohibits Canvasback from transferring the New Convertible Note to any third party without the Company's prior written approval.

The Initial Conversion Shares and any Subsequent Conversion Shares Canvasback may receive are "restricted securities" as defined by Rule 144 and may only be sold pursuant to registration with the SEC or an exemption from registration.

Additionally, contractual "trickle-out" provisions in Amendment No. 2 prevent Canvasback from selling in any one month any amount of Initial Conversion Shares or Subsequent Conversion Shares in excess of 5% of our outstanding shares for the next three years. In the event the Company were to become listed on the TSX Venture Exchange in Toronto, Canada, any share escrow agreement that may be requested and entered into by Canvasback and the Company by such exchange would supersede the terms of the trickle-out provisions in Amendment No. 2.

SECURED REVOLVING LINE OF CREDIT AGREEMENT

On July 18, 2007, the Company also entered into a Secured Revolving Line of Credit Agreement (the "Credit Agreement") and Security Agreement with Canvasback. Pursuant to the Security Agreement, the Company has also issued a Secured Promissory Note to Canvasback for the $3,000,000 line of credit. The Company collectively refers to the Credit Agreement, the Security Agreement and the Secured Promissory Note as the "Loan Documents" in this Annual Report. The Loan Documents provide the Company with a $3,000,000 line of credit for two years, secured by all of the Company's assets. The line of credit accrues simple interest at the rate of 12% per annum and is secured by all of the Company's assets. All accrued interest as of July 18, 2008 will be payable on July 31, 2008. The principal and the remaining accrued interest will be payable on July 17, 2009.

The Company may utilize the line of credit by requesting advances from time to time during the term of the Credit Agreement. However, Canvasback has no obligation to make such advances and the decision to lend such money lies in their sole and complete discretion. Accordingly, the Company can provide no assurance that it will have access to funds under the line of credit.

Commencing on April 26, 2007 and continuing through July 16, 2007, Canvasback advanced funds to the Company from time to time carrying interest at 12% per annum pursuant (the "Interim Loans") pursuant to an oral arrangement to make the Interim Loans advances under a line of credit agreement to be negotiated and signed in the future. As of July 18, 2007, the outstanding balance of principal and accrued interest of the Interim Loans was $598,193. Pursuant to the Credit Agreement, this balance of $598,193 was converted into an advance under the line of credit effective July 18, 2007 and will be due and payable in accordance with the terms of the Loan Documents.

The Company requests advances under line of credit from time to time to fund its operating and compliance costs. As of October 10, 2007, the balance of principal and accrued interest on the line of credit was $850,697, consisting of $821,000 in principal and $29,697 in interest.

On the occurrence of any of the following events not cured by the Company within ten days after receiving written notice of such event from Canvasback, the Loan Documents allow Canvasback to suspend the making of further advances, accelerate the maturity date, commence legal action against the Company, and foreclose on all of the Company's assets:

       o the Company's failure to fulfill any of our obligations under the Loan Documents, including any failure to pay principal or interest on the line of credit when due;

       o the breach of any warranty or representation made by the Company in the Credit Agreement or Security Agreement;

       o      any dissolution or termination of the Company's existence;

       o the Company's filing of a voluntary petition in bankruptcy seeking reorganization, arrangement or readjustment of debts;

       o any filing of an involuntary petition against the Company in bankruptcy seeking reorganization, arrangement or readjustment of debts that is not dismissed or discharged within 60 days.

OTHER LOANS

In July and August of 2007, the Company received $70,000 from three investors pursuant to Note Purchase Agreements and Promissory Notes. The promissory notes are for a term of one year and carry interest at the rate of 12% per annum. Pursuant to the Note Purchase Agreements entered into with each investor, the Company committed to issue warrants to purchase an aggregate of 70,000 shares of common stock. The warrants have a term of one year and an exercise price of $0.25 per share.

In September 2007, the Company entered into an oral agreement with Joan Gish, pursuant to which she agreed to lend the Company $300,000. The Company memorialized the oral agreement with Ms. Gish through a convertible debenture dated September 11, 2007 in the amount of $300,000. This debenture carries simple interest of 12% per annum and matures on March 10, 2009. Interest is payable monthly, with the principal due on the maturity date. At any time prior to the maturity date, Ms. Gish has the option to convert the outstanding balance of principal, unpaid interest, and/or up to six months of future interest into shares of the Company's common stock at a conversion of $0.12 per share.

In connection with the issuance of the debenture, the Company also issued Ms. Gish warrants to purchase up to 300,000 shares of common stock. The warrants have an exercise price of $0.20 per share and expire September 10, 2010. The warrant exercise price shall be adjusted downwards to reflect forward stock splits, but may not be adjusted upwards for reverse stock splits or stock dividends.

On October 1, 2007, Ms. Gish loaned the Company an additional $50,000 pursuant to an oral agreement for this loan to receive similar terms to that of the debenture she received effective September 11, 2007.

OTHER SHARE ISSUANCES

In July 2007 the Company issued 30,000 shares of its common stock to an investor pursuant to the terms of an amendment to a promissory note.

In July 2007 the Company issued a consultant 50,000 shares of its common stock in exchange for his agreeing to provide professional services from July 2007 through January 2007.

In July 2007 the Company issued 500,000 shares of its common stock to Fred Davies to compensate him for extending a guaranty and granting a mortgage to purchasers of the secured convertible debentures sold by the Company on May 30, 2007.

In July 2007 the Company issued 500,000 shares of its common stock to Fred Davies to compensate him for extending a guaranty to purchasers of the secured convertible debentures sold by the Company on May 30, 2007.


AMENDMENT TO LEASE AGREEMENT

On October 1, 2007, the Company executed a First Amendment to Lease for its warehouse facilities located in West Valley City, Utah. The amendment extended the term of the lease to September 30, 2008 and provides for the Company to pay $5,566 per month in rent.