Form 10QSB
period 2007-09-30
RECLAMATION CONSULTING & APPLICATIONS INC
filed 2007-11-19
CIK 1100091

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 19345

                For the quarterly period ended September 30, 2007
                               ------------------


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

          940 Calle Amanecer, Suite E, San Clemente, California, 92673
               (Address of principal executive offices) (Zip Code)

          Issuer's telephone number, including area code: 949-542 7440 Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.01 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]Yes No [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes No[X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 121,650,023 shares as of November 19, 2007.

Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION................................................ 1

   ITEM 1.        FINANCIAL STATEMENTS........................................ 1

   ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...21

   ITEM 3.        CONTROLS AND PROCEDURES.....................................29

   ITEM 3A(T).    CONTROLS AND PROCEDURES.....................................30

PART II  - OTHER INFORMATION..................................................31

   ITEM 1.        LEGAL PROCEEDINGS...........................................31

   ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
                    PROCEEDS..................................................31

   ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.............................32

   ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........32

   ITEM 5.        OTHER INFORMATION...........................................32

   ITEM 6.        EXHIBITS....................................................33

                              PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                  CONDENSED BALANCE SHEET
                                    SEPTEMBER 30, 2007

                                          ASSETS

CURRENT ASSETS:
   Cash                                                                      $         --
   Accounts receivable                                                             39,047
   Inventories                                                                     51,643
   Prepaid expenses and other current assets                                       30,271
                                                                             ------------

         Total current assets                                                     120,961

   Property and equipment, net                                                     41,123
   License agreement, net                                                         412,500
   Debt issuance costs, net                                                       413,971
   Deposits                                                                        28,158
                                                                             ------------

                                                                             $  1,016,713
                                                                             ============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                                          $    449,697
   Accrued professional fees                                                      148,540
   Accrued interest payable                                                       299,620
   Payable to shareholders                                                        110,000
   Other accrued expenses                                                          66,144
   Accrued judgment payable                                                        17,900
   Notes payable - related parties                                                794,678
   Current portion of notes payable                                               341,673
                                                                             ------------

         Total current liabilities                                              2,228,252

   Notes payable-related parties, net of current portion and debt discount      2,484,434
   Notes payable, net of current portion and debt discount                        525,571
                                                                             ------------

         Total liabilities                                                      5,238,257
                                                                             ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Common stock, $0.01 par value; 150,000,000 authorized,
     121,650,023 shares issued and outstanding                                  1,216,500
   Additional paid-in-capital                                                  24,125,783
   Treasury stock (1,500,000 shares), at cost                                     (15,000)
   Accumulated deficit                                                        (29,548,827)
                                                                             ------------

         Total stockholders' deficit                                           (4,221,544)
                                                                             ------------

                                                                             $  1,016,713
                                                                             ============


See the accompanying notes to unaudited condensed financial statements.




                     RECLAMATION CONSULTING AND APPLICATION, INC.
                          CONDENSED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                     (UNAUDITED)

                                                          2007              2006
                                                      -------------    -------------

Net revenue                                           $     119,178    $      68,387

Cost of revenue                                             147,147           50,486
                                                      -------------    -------------

Gross loss                                                  (27,969)          17,901

Selling, general and administrative expenses                646,533          426,068
                                                      -------------    -------------
Loss from operations                                       (674,502)        (408,167)

Other income (expense)
     Interest expense                                    (1,700,767)        (363,944)
     Change in fair value of derivative liabilities              --        2,315,143
     Loss on extinguishment of debt                         (18,500)              --
                                                      -------------    -------------
                                                         (1,719,267)       1,951,199
                                                      -------------    -------------

Loss before income taxes                                 (2,393,769)       1,543,032

Provision for income taxes                                      800              800
                                                      -------------    -------------
Net loss                                              $  (2,394,569)   $   1,542,232
                                                      =============    =============

Net loss per common share:
     Basic                                            $       (0.02)   $        0.03
                                                      =============    =============
     Diluted                                          $       (0.02)   $        0.02
                                                      =============    =============

Weighted-average common shares outstanding
     Basic                                              106,071,653       49,066,358
                                                      =============    =============
     Diluted                                            106,071,653       85,248,204
                                                      =============    =============



See the accompanying notes to unaudited condensed financial statements.


                           RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                CONDENSED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                            (UNAUDITED)

                                                                         2007             2006
                                                                      -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                           $(2,394,569)    $ 1,542,232
   Adjustments to reconcile net loss to net cash used in
     operating activities:
        Issuance of stock options for services rendered                    28,067              --
        Issuance of shares for services rendered                           12,500              --
        Change in fair value of derivative liabilities                         --      (2,315,143)
        Amortization of discount on notes payable                       1,522,523         261,016
        Depreciation and amortization                                     143,235          19,411
        Loss on extinguishment of debt                                     18,500              --
        Gain on cancellation of committed shares                          (32,400)             --
        (Increase) decrease in operating assets:
           Accounts receivable                                            (11,297)        (29,454)
           Inventories                                                     (6,422)         (6,364)
           Prepaid expenses and other current assets                       (6,706)           (113)
           Increase (decrease) in operating liabilities:
             Accounts payable and accrued expenses                        (40,947)         32,032
                                                                      -----------     -----------

                   Total adjustments                                    1,627,053      (2,038,615)
                                                                      -----------     -----------

   Net cash used in operating activities                                 (767,516)       (496,383)
                                                                      -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net cash used in investing activities                                       --              --
                                                                      -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds on notes payable and convertible debentures                   792,500         712,050
   Payments on notes payable and convertible debentures                   (28,725)       (215,667)
                                                                      -----------     -----------

   Net cash provided by financing activities                              763,775         496,383
                                                                      -----------     -----------

Net change in cash                                                         (3,741)             --

CASH, BEGINNING OF PERIOD                                                   3,741              --
                                                                      -----------     -----------

CASH, END OF PERIOD                                                   $        --     $        --
                                                                      ===========     ===========



See the accompanying notes to unaudited condensed financial statements.



                              RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                    CONDENSED STATEMENTS OF CASH FLOWS
                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                               (UNAUDITED)
                                               (Continued)


                                                                                  2007           2006
                                                                                ----------    ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


Cash paid for: Interest                                                         $    5,194    $   57,947
                                                                                ==========    ==========

Non-cash investing and financing activities:

Conversion of notes payable and accrued interest to common stock                $1,787,800    $       --
                                                                                ==========    ==========

Debt discount on debt                                                           $  109,498    $       --
                                                                                ==========    ==========

Issuance of shares for consulting services                                      $   12,500    $       --
                                                                                ==========    ==========

Issuance of shares and warrants for extinguishment of debt                      $   12,500    $       --
                                                                                ==========    ==========

Issuance of committed shares for debt issuance costs                            $  275,000    $       --
                                                                                ==========    ==========




See the accompanying notes to unaudited condensed financial statements.


                                                    4

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
-----------------------------------------------

Organization
------------

Reclamation Consulting and Applications, Inc. (the "Company") is a Colorado corporation, originally formed in 1976. The Company's primary business is the production and sale of its Alderox(R) line of products and applicator systems. The Alderox(R) line of products is a line of release agent that was developed by the Company in response to industries' need for an economical and environmentally friendly product that eliminates or reduces build up of materials on equipment. The Company's customers are located throughout the United States.

Basis of Presentation
---------------------

The accompanying interim condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheet, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008 or for any other interim period during such year. Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended June 30, 2007.

Going Concern
-------------

The Company's condensed financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred cumulative losses of $29,548,827 including net income (loss) of ($2,394,569) and $1,542,232 for the three months ended September 30, 2007 and 2006, respectively, and has a working capital deficit of $2,107,291 at September 30, 2007.

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

Management has taken the following steps, which it believes are sufficient to provide the Company with the ability to continue as a going concern: (i) obtaining additional debt financing (see Note 11); (ii) controlling of general and administrative expenses; (iii) managing accounts payable; and (iv) evaluating its distribution and marketing methods to increase revenues.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Use of Estimates
----------------

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the realizability of accounts receivable and inventories, the recoverability of long-lived assets, the fair value of derivative and warrant liabilities, and the fair value of common shares/options granted for services. Actual results could differ from those estimates.

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

Property and Equipment
----------------------

Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs that do not improve or extend the lives of the respective assets are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to operations.

The Company depreciates its property and equipment using the straight-line method over the following estimated useful lives:

Computers and office equipment                       3-5 years
Test equipment                                         5 years
Vehicles                                               5 years

Long-Lived Assets
-----------------

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of September 30, 2007, the Company does not believe there has been any impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

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

Convertible Debentures
----------------------

In certain instances, the convertible feature of the Company's notes payable provides for a rate of conversion that is below market value (see Notes 6 and 7). This feature is characterized as a beneficial conversion feature ("BCF"), which is recorded by the Company pursuant to Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments."

Debt Issuance Costs
-------------------

The Company records direct costs of obtaining debt as debt issuance costs and amortizes these costs to interest expense over the life of the related notes/debentures on a straight-line basis, which approximates the effective interest method. Amortization expense for the three months ended September 30, 2007 and 2006 was $90,196 and $3,333, respectively. At September 30, 2006, accumulated amortization totaled $111,029.

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

Derivative Financial Instruments
--------------------------------

The Company had derivative financial instruments which consisted of embedded derivatives related to 2005 notes. These embedded derivatives included certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments required that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, " Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the 2005 notes, the Company was required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income. As a result of the Company repaying the 2005 notes in full on June 1, 2007, the Company no longer has any derivative instruments. For the quarter ended September 30, 2006, the Company recorded other income of $2,315,143 related to the reduction in the estimated value of the derivatives.

Revenue Recognition
-------------------

The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectability is probable. Sales are recorded net of sales discounts.

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

Research and Development
------------------------

The Company's products and the technology underlying its products are in the early stages of market acceptance. The Company has incurred $103,385 and $38,957 for the three months ended September 30, 2007 and 2006, respectively, on research and development efforts, which costs have been expensed as a part of selling, general and administrative expenses.

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

For the three months ended September 30, 2007, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation that is not permitted and therefore not included. Such dilutive amounts would have included shares potentially issuable pursuant to convertible debentures (see Notes 6 and 7) and outstanding "in-the-money" options and warrants (see Note 9).

The following represents a reconciliation of basic and diluted net income (loss) per share for the three months ended September 30, 2007 and 2006:

                                                               Three Months Ended September 30,
                                                               -------------------------------

                                                                   2007               2006
                                                               -------------     -------------

                                                                         (unaudited)

Basic income (loss) per share:
        Net income (loss)                                      $  (2,394,569)    $   1,542,232
                                                               -------------     -------------

        Weighted-average common shares outstanding, basic        106,071,653        49,066,358
                                                               =============     =============

        Basic income (loss) per share                          $       (0.02)    $        0.03
                                                               =============     =============

Diluted income (loss) per share:
        Net income (loss)                                      $  (2,394,569)    $   1,542,232
        Convertible notes interest expense (net of taxes)                 --            30,000
                                                               -------------     -------------

        Adjusted net income (loss) available to common
        stockholders                                           $  (2,394,569)    $   1,572,232
                                                               =============     =============

Weighted-average common shares outstanding, basic                106,071,653        49,066,358
        Effect of dilutive securities:
              Stock options and warrants                                  --         1,818,182
              Convertible notes payable                                   --        34,363,664
                                                               -------------     -------------

        Weighted-average common shares outstanding, diluted      106,071,653        85,248,204
                                                               =============     =============

        Diluted net income (loss) per share                    $       (0.02)    $        0.02
                                                               =============     =============

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

As stock-based compensation expense recognized in the statement of operations for the three months ended September 30, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended September 30, 2007, of 0% was based on historical forfeiture experience.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's accumulated loss position, there were no such tax benefits during the three months ended September 30, 2007 and 2006. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

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

Assumptions for the three months ended September 30, 2007 were as follows: risk-free interest rate 4.81%, dividend yield 0%, volatility factor of 173% and a weighted - average expected term of three years.

A summary of option activity as of September 30, 2007 and changes during the three months then ended, is presented below:

                                                               SEPTEMBER 30, 2007
                                                                             WEIGHTED-AVERAGE
                                                             WEIGHTED        REMAINING
                                                             AVERAGE         AGGREGATE        AGGREGATE
                                            NUMBER OF        EXERCISE        CONTRACTUAL      INTRINSIC
                                            SHARES           PRICE           TERM (YEARS)     VALUE

Options outstanding at July 1, 2006         14,990,000        $  0.23
   Options granted                             500,000           0.17
   Options forfeited.                               --             --
   Options exercised.                               --             --
                                            ----------        ---------

Options outstanding at September 30, 2007   15,490,000        $  0.23            1.99          $292,000
                                            ==========        =========       ===========      ========
 Options exercisable at September 30, 2007  15,115,000        $  0.23            1.90          $284,500
                                            ----------        ---------       -----------      --------

Upon the exercise of options, the Company issues new shares from its authorized shares. 500,000 options were granted during the three months ended September 30, 2007. No options were granted during the three months ended September 30, 2006. The weighted average grant date fair value of options granted during the three months ended September 30, 2007 was $0.22 per share.

As of September 30, 2007 there was $84,206 of unrecognized compensation costs related to employee stock options. That cost is expected to be recognized on a straight-line basis over the next six months. The fair value of shares vested during the three months ended September 30, 2007 related to employee options was $28,067.

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

The majority of revenues in the periods ended September 30, 2007 and 2006 were generated from one major distributor, Applied Industrial Technologies. The majority of receivables at September 30, 2007 were from the same distributor. For the three months ended September 30, 2007 and 2006, total sales to Applied Industrial Technologies amounted to $62,827 and $17,772 respectively, or approximately 53% and 18%, respectively, of our sales and as of September 30, 2007, accounts receivable from this customer accounted for approximately 15% of our total accounts receivable.

Recent Accounting Pronouncements
--------------------------------

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157 that establishes how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 addresses the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. The key changes to current practice are: (1) the definition of fair value which focuses on an exit price rather than entry price; (2) the methods used to measure fair value such as emphasis that fair value is a market-based measurement, not an entity-specific measurement, as well as the inclusion of an adjustment for risk, restrictions and credit standing; and (3) the expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company is currently evaluating the impact of this statement on its condensed financial statements.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48") by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in a company's financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on July 1, 2007 with no material impact to its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other instruments and certain other items that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. It does not eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective in fiscal years beginning after November 15, 2007. The Company expects to adopt SFAS No. 159 on July 1, 2008. The Company is in the process of evaluation the provisions of the statement, but does not anticipate that the adoption of this standard will have material impact on its financial statements.

NOTE 3 - ACCOUNTS RECEIVABLE
----------------------------

All accounts receivable are trade related. These receivables are current and no reserve for uncollectible accounts is deemed necessary.

NOTE 4 - INVENTORIES
--------------------

Inventories consist of the following as of September 30, 2007:

         Raw materials                                              $    25,601
         Finished goods                                                  26,042
                                                                    -----------
                                                                    $    51,643
                                                                    ===========

NOTE 5 - PROPERTY AND EQUIPMENT
-------------------------------

The following is a summary of property and equipment at September 30, 2007:

         Computers and office equipment                             $    12,210
         Test equipment                                                  51,435
         Vehicles                                                        17,409
                                                                    -----------
                                                                         81,054

         Less accumulated depreciation                                  (39,931)
                                                                    -----------
                                                                    $    41,123
                                                                    ===========

Depreciation expense was $3,704 and $3,578 for the three months ended September 30, 2007 and 2006, respectively.

NOTE 6 - NOTES PAYABLE - RELATED PARTIES
----------------------------------------

Notes payable - related parties consist of the following at September 30, 2007:


Unsecured convertible debt to stockholders, bearing interest at
10 percent per annum, due on July 18, 2009 (see below)             $  1,416,090

Unsecured revolving line of credit to stockholders, bearing
interest at 12 percent per annum, due on July 18, 2009, net
of discount of $37,610 (see below)                                      783,390

Note payable to Paul Hughes, bearing interest at 12 percent per annum, convertible to common shares at $0.20 per share, interest payable monthly, principal due on November 29, 2008, secured by substantially all assets of the Company, net of debt discount of
$123,380 (see Note 7)                                                   276,620

Unsecured notes payable to stockholders, bearing interest at
8.25 percent per annum, due on demand                                   267,300

Unsecured note payable to stockholder, bearing interest at
10 percent per annum, due on demand                                     283,812

Unsecured note payable to stockholder, bearing interest at
12 percent per annum, due March 19, 2009                                100,000

Notes payable bearing interest at 12 percent per annum,
convertible to common shares at $0.12 per share, due March
10, 2009, secured by substantially all assets of the
Company, net of debt discount of $291,667 (see below)                     8,333

Unsecured note payable to stockholder, bearing interest at
15 percent per annum, due on demand                                      60,400

Unsecured notes payable to stockholders, bearing interest at
10 percent per annum convertible to common stock at $0.25
per share, due on demand                                                 26,000

Unsecured note payable debt to stockholder, $2,500 interest
payable on maturity, due on demand                                       25,000

Unsecured note payable to stockholder, bearing interest
at 12 percent per annum, due on demand                                   30,000

Unsecured note payable to stockholder, bearing interest at
15 percent per annum convertible to common shares at
$0.75 per share, due on demand                                            2,167
                                                                  -------------
Subtotal                                                              3,279,112

Less current portion                                                   (794,678)
                                                                  -------------
                                                                      2,484,434
                                                                  =============

Interest expense on notes payable - related parties (including amortization of debt discount) for the three months ended September 30, 2007 and 2006 was approximately $1,500,000 and $38,000, respectively.

UNSECURED CONVERTIBLE DEBT TO STOCKHOLDERS
------------------------------------------

On October 17, 2006, the Company entered into a Note Purchase Agreement (the "Agreement") with a group of investors led by Canvasback Company Limited ("Canvasback"), a company organized under the laws of the country of Anguilla (the "Lender"), pursuant to which the Company issued the Lender an Unsecured Convertible Promissory Note (the "Unsecured Note") for the aggregate principal amount of $2,079,067 (the "Loan"), accruing interest at the annual rate of 10% per annum and maturing on October 17, 2007 (subsequently amended in July 2009 - see below). Pursuant to the Agreement, the Lender agreed to purchase additional Unsecured Notes up to an aggregate of $620,000. Through June 30, 2007, Canvasback had loaned the Company an additional $1,414,980 leaving a total principal amount due of $2,944,047 under the Unsecured Notes and $550,000 under Interim Loans (see below). At any time after a Conversion Event (as defined below), the Loan is convertible, at the election of the Lender, into a number of shares of the Company's common stock (the "Conversion Shares") obtained by dividing the aggregate amount of principal and accrued but unpaid interest due under the Unsecured Note as of the date of conversion, by $0.025. The proceeds received from Canvasback were used for business development purposes, working capital needs, pre-payment of interest, repayment of other debt, payment of consulting and legal fees and purchasing inventory.

In light of the restrictions on the Company's ability to raise capital through the issuance of its common stock at a price below the market value on the date of such issuance, the Lender has agreed that the conversion provisions applicable to the Unsecured Note will not become operative unless and until one of three events occurred, as defined (each, a "Conversion Event"). In June 2007, a Conversion Event occurred.

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

As a result of the Conversion Event, the Unsecured Notes became convertible at $0.025 per share. However, Canvasback and the Company agreed that such conversion above the 65,000,000 shares that were converted after June 30 may only be made if the Company effects an increase in its authorized shares of common stock or a reverse split of its common stock, such that the Company has sufficient authorized shares of stock available to allow the conversion. As a result, the occurrence of the Conversion Event triggered the Company's recording a partial BCF equal to the balance of the note that is immediately convertible to 65,000,000 shares ($1,787,800). The partial BCF was to be amortized to interest expense over the remaining life of the Unsecured Notes. The Company recorded $357,800 of interest expense during the year ended June 30, 2007 related to the amortization of the BCF on the Unsecured Notes.

On July 18, 2007, the Company entered into Amendment No. 2 to its Note Purchase Agreement ("Amendment No. 2") with Canvasback. Amendment No. 2 amended the Note Purchase Agreement to provide for the cancellation of all notes previously issued or issuable under the Agreement and for a portion of the outstanding balance of such notes to be converted into Company common stock with the remainder reflected by a new, consolidated convertible promissory note. All previously issued notes under the Agreement were cancelled.

As of July 18, 2007, the outstanding balance of principal and interest of loans received by the Company from Canvasback pursuant to the framework of the Agreement was $3,203,890. Pursuant to Amendment No. 2, on July 18, 2007, Canvasback converted $1,787,800 of this balance into 65,000,000 shares of Company common stock (the "Initial Conversion Shares") and the remaining balance of $1,416,090 was consolidated into a single new convertible note (the "New Convertible Note"). This New Convertible Note bears simple interest at the rate of 10% per annum and matures on July 18, 2009 at which time all outstanding principal and interest is due. The Company does not have any rights to pre-pay principal to Canvasback prior to the maturity date and may make interest payments prior to the maturity date only with Canvasback's prior written approval. Because the $1,787,800 converted included the principal and accrued interest of the loans which had a conversion price of $0.05, the average conversion price for the Initial Conversion Shares was approximately $0.0275.

Since the 2007 amendment resulted in terms that, pursuant to EITF No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," were substantially different from the terms of the original notes, the modification was treated as an extinguishment of debt for the three months ended September 30, 2007, with no resulting gain or loss. In addition, the Company accelerated the amortization of the debt discount related to the $1,787,800 that was converted, totaling $1,246,143. The amortization of the discount recognized through July 18 (up to the date of the modification) was $183,857.

The New Convertible Note may be converted in whole or part, at the option of Canvasback, into Company common stock (the "Subsequent Conversion Shares") at a conversion price of $0.025 per share, but such conversion may only be made if the Company effects an increase in its authorized shares of common stock or a reverse split of its common stock, such that the Company has sufficient authorized shares of stock available to allow the conversion of the new note. Since the New Convertible Note contains an contingent conversion clause, the Company calculated but did not record a BCF of $1,416,090, which will only be recorded as a debt discount as shares become convertible. Once recorded, the discount will be amortized to interest expense over the remaining life of the New Convertible Note or until converted.

Amendment No. 2 prohibits Canvasback from transferring the New Convertible Note to any third party without the Company's prior written approval.

The Initial Conversion Shares and any Subsequent Conversion Shares Canvasback may receive are "restricted securities" as defined by Rule 144 and may only be sold pursuant to registration with the SEC or an exemption from registration.

Additionally, contractual "trickle-out" provisions in Amendment No. 2 prevent Canvasback from selling in any one month any amount of Initial Conversion Shares or Subsequent Conversion Shares in excess of 5% of the Company's outstanding shares for the next three years. In the event the Company were to become listed on the TSX Venture Exchange in Toronto, Canada, any share escrow agreement that may be requested and entered into by Canvasback and the Company by such exchange would supersede the terms of the trickle-out provisions in Amendment No. 2.

SECURED REVOLVING LINE OF CREDIT AGREEMENT
------------------------------------------

On July 18, 2007, the Company also entered into a Secured Revolving Line of Credit Agreement (the "Credit Agreement") and Security Agreement with Canvasback. Pursuant to the Security Agreement, the Company has also issued a Secured Promissory Note to Canvasback for the $3,000,000 line of credit. The Company collectively refers to the Credit Agreement, the Security Agreement and the Secured Promissory Note as the "Loan Documents." The Loan Documents provide the Company with a $3,000,000 line of credit for two years, secured by all of the Company's assets. The line of credit accrues simple interest at the rate of 12% per annum. All accrued interest as of July 18, 2008 will be payable on July 31, 2008. The principal and the remaining accrued interest will be payable on July 17, 2009.

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

The Company requests advances under line of credit from time to time to fund its operating and compliance costs. As of September 30, 2007 the balance of principal and accrued interest on the line of credit was $847,934, consisting of $820,936 in principal and $26,998 in interest.

In connection with additional borrowings made during the three months ended September 30, 2007, the Company issued a 3-year detachable warrant to Canvasback allowing for a purchase for cash of up to 300,000 shares of common stock at an exercise price of $0.19 per share. The fair value of the warrant was estimated to be $41,912 which was determined by the Company using the Black-Scholes pricing model. The Company is amortizing the debt discount over the terms of the related debt instruments using the straight-line method (which approximates the effective interest method). During the three months ended September 30, 2007, the Company amortized $4,302 related to the debt discount which is recorded as interest expense in the accompanying statement of operations.

On the occurrence of any of the following events not cured by us within ten days after receiving written notice of such event from Canvasback, the Loan Documents allow Canvasback to suspend the making of further advances, accelerate the maturity date, commence legal action against the Company, and foreclose on all of the Company's assets:

       o The Company's failure to fulfill any of its obligations under the Loan Documents, including any failure to pay principal or interest on the line of credit when due;

       o the breach of any warranty or representation made by the Company in the Credit Agreement or Security Agreement;

       o      any dissolution or termination of the Company's existence;

       o the Company's filing of a voluntary petition in bankruptcy seeking reorganization, arrangement or readjustment of debts; or

       o any filing of an involuntary petition against the Company in bankruptcy seeking reorganization, arrangement or readjustment of debts that is not dismissed or discharged within 60 days.

OTHER LOANS
-----------

In September 2007, the Company entered into an oral agreement with Joan Gish, pursuant to which she agreed to lend the Company $300,000. The Company memorialized its oral agreement with Ms. Gish through a convertible debenture dated September 11, 2007 in the amount of $300,000. This debenture carries simple interest of 12% per annum and matures on March 10, 2009. Interest is payable monthly, with the principal due on the maturity date. At any time prior to the maturity date, Ms. Gish has the option to convert the outstanding balance of principal, unpaid interest, and/or up to six months of future interest into shares of our common stock at a conversion price of $0.12 per share.

In connection with the issuance of the debenture, the Company also issued Ms. Gish warrants to purchase up to 300,000 shares of our common stock. The warrants have an exercise price of $0.20 per share and expire September 10, 2010. The warrant exercise price shall be adjusted downwards to reflect forward stock splits, but may not be adjusted upwards for reverse stock splits or stock dividends. As a result of the BCF and warrants, the Company recorded a debt discount of $300,000 and will amortize it to interest expense over the life of the debenture. For the three months ended September 30, 2007, the amortization was $8,333.

NOTE 7 - NOTES PAYABLE
----------------------

Notes payable consist of the following at September 30, 2007:

Note payable bearing interest at 12 percent per annum, convertible to common shares at $0.20 per share, interest payable monthly, principal due on November 29, 2008, secured by substantially all assets of the Company, net of debt discount of $234,414 (see below)  $  525,571

Notes payable bearing interest at 10 percent per annum,
convertible to common shares at $0.40 per share, due on demand,
 secured by substantially all assets of the Company                     125,000

Notes payable bearing interest at 15 percent per annum,
convertible to common shares at $0.40 per share, due on demand,
secured by substantially all of the assets of the Company                50,815

Unsecured notes payable, bearing interest at 12 percent per annum,
due on demand, net of discount of $11,892 (see below)                    58,108

Note payable bearing interest at 15 percent per annum, convertible to common shares at $0.75 per share, due on demand, secured by
substantially all assets of the Company                                  50,000

Notes payable bearing interest at 10 percent per annum and paid semi-annually, convertible to common shares at $0.40 and $0.45 per share, due on demand, secured by substantially all assets of the
Company                                                                  42,750

Unsecured notes payable, bearing interest at 8.25 percent per
annum, due on demand                                                      5,000

Unsecured note payable, bearing interest at 15 percent per annum,
due on demand                                                            10,000
                                                                   ------------
       Subtotal                                                         867,244

       Less current portion                                            (341,673)
                                                                   ------------
                                                                   $    525,571
                                                                   ============

Convertible Debentures
----------------------

On May 30, 2007, the Company issued Secured Convertible Debentures (each, a "Debenture" and collectively, "Debentures") in the aggregate amount of $1,159,985 to three accredited investors, Paul Hughes, whom the Company later engaged as its Chief Operating Officer and Chief Financial Officer, Eat-Me Foods, Ltd. and 0761291 B.C. Ltd. (each, a "Debenture Holder" and collectively, "Debenture Holders"). The Debentures carry simple interest of 12% per annum and mature on November 29, 2008. Interest is payable monthly, with the principal due on the maturity date. The debenture with Paul Hughes was $400,000 and is included in Notes Payable - Related Parties (see Note 6).

At any time prior to the maturity date, each Debenture Holder has the option to convert the outstanding balance of principal, unpaid interest, and/or up to six months of future interest into shares of the Company's common stock at a price of $0.20 per share. This BCF was estimated to be $461,100 and will be amortized to interest expense over 18 months, the term of the debentures. The Company recognized $77,690 of interest expense during the three months ended September 30, 2007 related to this BCF.

The Debenture Holder will receive differing amounts of warrants to purchase shares of our common stock upon any conversion of their Debentures. If they convert their Debentures, Mr. Hughes and Eat-Me Foods, Ltd. will receive warrants in a number equal to 245% and 45%, respectively, of the shares received by each in any such conversion. 0761291 B.C. Ltd. is not entitled to any warrants on conversion of its Debenture.

Fifty percent of the warrants to be issued in any conversion have an exercise price of $0.22 per share while the remaining warrants have an exercise price of $0.24 per share. The warrants are to expire three years after issuance. In the event that the closing price of the Company's common stock equals or exceeds $0.80 per share for twenty consecutive trading days, the Company has the option to cancel the unexercised warrants after providing the Debenture Holders with 45 days' prior written notice.

As of September 30, 2007 and based on a conversion price of $0.20 per share, the amount of common stock which would have been issuable upon full conversion of the aggregate outstanding balance of the Debentures, plus six months of future interest is 6,383,553 shares or approximately 5% of our outstanding common stock. With the issuance of these shares, the Debenture Holders would also receive warrants for the purchase of 6,383,553 shares of common stock, or approximately 5% of the Company's outstanding common stock, which would have been valued at approximately $1,366,000 and would have been recognized as interest expense over the remaining life of the Debentures if they had been granted.

The obligations under the Debentures are secured by a security interest in all of the Company's assets. On the occurrence of any of the following events, each Debenture Holder may accelerate the maturity date, commence legal action against the Company and foreclose on its assets:

       o the Company's failure to make payments under the Debentures when due;

       o the Company becomes insolvent or make a general assignment for the benefit of its creditors;

       o      any dissolution or termination of the Company's existence; or

       o the Company's failure to fulfill its obligations under the Debenture for at least 14 days after written notice of such failure by the Debenture Holder.

Both the Company's CEO, Michael C. Davies, and President, Gordon W. Davies, provided personal guaranties of the Company's obligations under the Debenture to 0761291 B.C. Ltd. The guaranties make the Company's CEO and President personally responsible to 0761291 B.C. Ltd. for satisfaction of the Company's obligations under the Debenture issued to 0761291 B.C. Ltd. Bandit Yacht Investments, Ltd., a company controlled by Fred Davies, who is the father of the Company's CEO and President and a shareholder of the Company, also granted a mortgage and provided a guaranty of the Company's obligations under the Debenture to 0761291 B.C. Ltd. In addition, it is the Company's understanding that Mr. Hughes has provided a guaranty of its obligations under the Debentures to 0761291 B.C. Ltd. and Eat-Me Foods, Ltd., pursuant to an arrangement between the Debenture Holders.

In consideration of the personal guaranty provided by Mr. Hughes of our obligations under the secured convertible debentures to 0761291 B.C. Ltd. and Eat-Me Foods, Ltd., the Company committed to issue 500,000 shares of our common stock to him which were issued in July 2007. The Company also committed to issue 500,000 shares of our common stock to Fred Davies, the father of its President and CEO, for granting a mortgage and providing a personal guaranty of our obligations under the secured convertible debentures to the Investors, which were issued in July 2007. Valued at $0.275 per share, the fair market price of our stock on the measurement date, the 1,000,000 shares that the Company committed to issue had a value of $275,000. This has been recorded as a debt issuance cost and will be amortized to interest expense over the life of the Debentures.

To the extent the Debenture Holders do not convert their Debentures, the Company will need additional capital to make the interest and principal payments due under the Debentures. If needed, the Company plans to raise such funds through the private placement of debt or equity but can offer no assurance that it will be able to raise all or any portion of the funds necessary to repay the Investors on terms favorable to the Company or at all.

OTHER NOTES
-----------

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

The Company has estimated the fair value of the warrant to be $14,091, which was determined by the Company using the Black-Scholes pricing model and recorded as a debt discount. The Company is amortizing the debt discount over the terms of the related debt instruments using the straight-line method (which approximates the effective interest method). During the three months ended September 30, 2007, the Company amortized $2,199 related to the debt discount, which is recorded as interest expense in the accompanying condensed statement of operations.

NOTE 8 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Litigation
----------

On or about August 24, 2007, the Company was served with a complaint filed by Monarch Bay Capital Group, L.L.C. ("MBCG") to recover a redemption fee under the terms of a consulting agreement between MBCG and the Company dated October 27, 2007. MBCG is claiming a fee of $279,993. On September 17, 2007 we filed an answer to the complaint denying all allegations of MBCG, and pleading various affirmative defenses as to conflict of interest, lack of performance and non-disclosure going to the issues to be raised by the Company in the action. Discovery was served to MBCG on September 24, 2007. At this time the Company cannot determine the outcome of this matter and the Company has not recorded any accrual at September 30, 2007.

On or about May 23, 2007, we were served with a complaint filed by Shaub & Williams, LLP seeking damages against us in amount not less than $26,740 plus interest at the rate of 1.5% per month from December 1, 2006, reasonable attorneys' fees and costs of suit for alleged services. At this time the Company cannot determine the outcome of this matter and the Company has not recorded any accrual at September 30, 2007.

On May 2, 2005, a complaint was filed by Pacific Business Capital Corporation ("PBCC") against the Company, its President, Gordon Davies, and its Vice President, Michael Davies. On September 5, 2006, a settlement was reached whereas the Company agreed to pay PBCC a total of $21,000 over the course of 11 months. The Company is obligated to pay PBCC $5,000 by September 29, 2006; $1,500 per month beginning October 1, 2006 and ending July 1, 2007; and $1,000 on August 1, 2007, the total of which is recorded under judgment payable. There is a 10-day grace period for each scheduled payment and there is a deed as security on property owned by Michael Davies. No interest is due under the settlement agreement if the Company complies with the terms thereof. In the event that the Company is in default of the settlement agreement, a 10% simple interest per annum will be added, and the entire amount shall immediately become due upon default. As of the date of filing this report, the Company has paid PBCC the amount required by the settlement agreement and believes it has no further obligation to PBCC. An Order to Show Cause hearing regarding dismissal is currently scheduled for December 17, 2007.

On September 25, 2006, a Complaint was filed by AID Equipment, LLC. alleging that the Company engaged the services of AID Equipment to supply and fabricate equipment for a project and that the Company's president endorsed a credit application in return for the services to be performed valued at $20,343. Plaintiffs are requesting damages in the amount of $17,286 and for attorneys' fees, cost of court and expenses of litigation. Management denies that the plaintiffs are owed the amounts sought, and the Company intends to vigorously defend this action on the basis brought by the plaintiffs. Specifically, management denies that any such credit application existed and that the Company issued a purchase order for such services. Discovery was served to AID Equipment on May 24, 2007. At this time the Company can not determine the outcome of this matter and the Company has not recorded any accrual at September 30, 2007.

In September 2005, litigation between the Company and a former lessor was settled through arbitration. The complaint alleged a breach of contract by the Company for not paying amounts due as per the lease terms. The terms of the settlement require the Company to pay $30,000 on March 1, 2006. Beginning April 1, 2006, the Company is required to pay monthly installments of $3,100 for twenty-four months. These amounts are recorded as an accrued judgment payable on the accompanying balance sheet. The Company may prepay the remaining balance at a twenty percent discount at any time. If the Company defaults on any of the required payments, an additional $40,000 due under the terms of the original lease will become due and payable. The payment of the settlement is personally guaranteed by Mr. Gordon Davies. The balance of the payable is $17,900 at September 30, 2007.

Loss on Collateralized Shares
-----------------------------

In April 2006 the Company entered into an agreement to borrow $300,000 from a third party and collateralized 1,500,000 shares of the Company's common shares in order to consummate the loan. The collateralized shares were the property of one of the Company's shareholders. The loan never funded and the agreement was voided. During the return of the collateralized shares to the shareholder a total of 500,000 shares were mishandled and could not be located. The Company is still working to recover the missing shares but has set up an accrual for the loss to the shareholder for $110,000, which has been included in accrued expenses as of September 30, 2007 in the accompanying condensed balance sheet.

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

Convertible Debentures in Default
---------------------------------

The Company is currently in default of the terms of convertible debentures issued to approximately 13 investors in private placements conducted in March 2000 through September 2001. These debentures carry interest at the rate of 10% per annum and as of September 30, 2007 the aggregate balance of unpaid principal and accrued interest was approximately $151,492. The Company committed to the Nebraska Department of Banking and Finance to repay the unpaid principal and accrued interest owed to Nebraska purchasers of the debentures by November 15, 2007, which amount totaled $101,407 as of such date. The Company was not able to meet this commitment; as such, it may face regulatory action resulting in a liability to the Company and/or litigation. Any regulatory action or lawsuits would make it more difficult for the Company to raise funds and result in the insolvency of the Company. As of November 19, 2007 that Company has not met its obligations to repay the unpaid principal and accrued interest.

NOTE 9 - STOCKHOLDERS' EQUITY
-----------------------------

Common Stock
------------

During the three months ended September 30, 2007 the Company issued a total of 66,080,000 shares of common stock, as follows: 65,000,000 shares for the conversion of $1,787,800 of convertible notes (see Note 6), 1,000,000 shares committed in fiscal 2007 to compensate two individuals for making personal guaranties and a mortgage for Company obligations (see Note 6), 50,000 shares for professional services rendered valued at $12,500 and 30,000 shares as part of an agreement in July 2007 whereby the Company issued the shares to an investor pursuant to the terms of an amendment to a promissory note. The terms of the amendment are that the Company agreed to pay the principal amount owing of $10,000 on or before December 30, 2007, to issue 30,000 shares of common stock and issue 80,000 warrants having an exercise price of $0.20 per share and expiring September 28, 2010 in return for the release of all accrued and future interest and penalty under the note. The Company recorded a loss on extinguishment of debt of $18,500 pursuant to the terms of this settlement. As of November 19, 2007, the Company has not paid the $10,000.

In addition, during the three months ended September 30, 2007, the Company recorded a reversal of previously recorded committed shares totaling $32,400 as part of selling, general and administrative expenses for consultant shares that will never be issued due to non-performance by the consultant.

During the three months ended September 30, 2006, the Company did not issue any shares.

Stock Options and Warrants
--------------------------

During the three months ended September 30, 2007 the Company issued a total of 750,000 warrants, all of which were vested as of September 30, 2007, and 500,000 options of which 125,000 was vested as of September 30, 2007. Total outstanding options and warrants at September 30, 2007 were 27,119,025.

The following assumptions were used under the Black-Scholes method at the date of grant to estimate the fair value of the option and warrant grants to non-employees during the three months ended September 30, 2007:

                  Expected Life                       1-5 Years
                  Risk-free interest rate            3.72-4.88%
                  Dividend yield                             0%
                  Volatility                               173%

NOTE 10 - LICENSE
-----------------

Effective January 4, 2006, the Company entered into a license agreement with Billfighter Investments, Limited ("Billfighter"), in which the Company agreed to grant 4,000,000 shares of common stock and a note payable in the amount of $180,000 for the ability to utilize certain technology owned by Billfighter. The shares were valued at $320,000 based on the fair market value on the date of grant of $0.08 per share, resulting in a total value of $500,000. The principal of $180,000 and interest of $557 was converted the following day, January 5, 2006, into 3,611,150 shares of common stock based on the fair market value on that date of $0.05 per share. The license grants the Company the sole and exclusive right and license to use, produce, manufacture, market, sell and distribute the licensed product within a defined territory. The Company also agrees to pay cash royalties in the amount of 10% of net revenues generated by the license. The license has no defined term and is subject to termination by either party. The Company believes the license has a useful life of 10 years and is amortizing on a straight-line basis over this term. Amortization expense of $12,500 was recognized during both of the three months ended September 30, 2007 and 2006 and is included in selling, general and administrative expenses in the accompanying condensed statements of operations.

NOTE 11 - SUBSEQUENT EVENTS
---------------------------

In October of 2007, Ms. Gish loaned the Company $50,000 pursuant to an oral agreement for this loan to receive similar terms to that of the debenture she received effective September 11, 2007 (see Note 6). On October 11, 2007, Ms. Gish loaned the Company an additional $25,000 pursuant to an oral agreement for this loan providing for her to accrue interest at 12% per annum until the loan is repaid.

In May 2007, Norman R. Gish (the husband of Ms. Gish) had advanced $100,000 to the Company pursuant to an oral agreement for Mr. Gish to receive 12% interest and for the parties to later exercise a written agreement with terms similar to those received by purchasers of the Company's secured convertible debentures then being offered (see Note 6). As of October 23, 2007, the outstanding balance of this loan was $105,030 reflecting $100,000 in outstanding principal and $5,030 in accrued unpaid interest. On October 23, 2007 the Company executed a convertible debenture in the amount of $105,030 (the "$105K Debenture"), which was the outstanding balance of a loan. Mr. Gish is a member of the Company's advisory board.

The $105K Debenture carries simple interest of 12% per annum and matures on April 21, 2009. Interest is payable monthly, with the principal due on the maturity date. At any time prior to the maturity date, Mr. Gish has the option to convert the outstanding balance of principal, unpaid interest, and/or up to six months of future interest into shares of our common stock at a conversion price of $0.12 per share.

Pursuant to terms of the $105K Debenture, the Company also issued Mr. Gish warrants to purchase up to 100,000 shares of common stock. Half of the warrants have an exercise price of $0.22 per share and the other half have an exercise price of $0.24 per share. The warrants expire on May 22, 2010.

On the occurrence of any of the following events, Mr. Gish may accelerate the maturity date of the Debenture and commence legal action against the Company:

       o the Company's failure to make payments under the debenture when due;

       o the Company becomes insolvent or makes a general assignment for the benefit of its creditors;

       o      any dissolution or termination of the Company's existence; or

       o the Company's failure to fulfill its obligations under the debenture for at least 14 days after written notice of such failure by Mr. Gish.

On November 8, 2007 and November 9, 2007, the Company raised a total of $500,000 through the sale of convertible debentures to nine Canadian investors (the "November Debentures"). The November Debentures carry simple interest of 12% per annum and mature two years following issuance. Interest is payable monthly, with the principal due on the maturity date. At any time prior to the maturity date, the investors have the option to convert the outstanding balance of principal into shares of common stock at a conversion price of $0.15 per share.

Pursuant to terms of the November Debentures, the investors received warrants to purchase up to 500,000 shares of the Company's common stock. The warrants have an exercise price of $0.22 per share and a term of three years. The warrant exercise price, but not the number of warrant shares, is subject to downward adjustment in the event of a reverse split. In the event that the closing price of our common stock equals or exceeds $0.80 per share for twenty consecutive trading days, the Company has the option to cancel the unexercised warrants after providing the investors with 45-days prior written notice.

On the occurrence of any of the following events, an investor may accelerate the maturity date of his or her debenture and commence legal action against the
Company:

       o the Company's failure to make payments under the debenture when due;

       o the Company becomes insolvent or makes a general assignment for the benefit of its creditors;

       o      any dissolution or termination of the Company's existence; or

       o the Company's failure to fulfill its obligations under the debenture for at least 14 days after written notice of such failure by the investor.

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

Reclamation Consulting and Applications, Inc., ("us", "we", the "Company" or the "Registrant") is a Colorado corporation that currently specializes in the production and sale of its Alderox(R) line of products. Our Alderox(R) products are made from our patented formula relating specifically to an improved release agent for mitigating the sticking of ore, asphalt, concrete and other similar products to various surfaces. Release agents are commonly applied to skips, loaders, haul trucks, conveyer belts, containers, mixers and forms prior to hauling oar and asphalt and prior to the pouring of concrete into them and act as a barrier to mitigate adhesion of the ore or asphalt, concrete or other material to the relevant surfaces. The release agents included in our Alderox(R) line of products are comprised mostly of oils, especially a 100% biodegradable and otherwise environmentally friendly oil such as soybean oils. Our Alderox(R) formulation may be comprised of any desired oil or combination of oils, filtered or unfiltered, with little or no water, so long as it meets the ranges of viscosity, specific gravity and other criteria determined by us to be the most effective for release agents.

Our Alderox(R) line of products includes ASA-12(R), DCR(R), KR-7(R), PaverBlendTM and ASA Cleaners. ASA-12(R) is an ore and asphalt release agents and DCR(R) is a drag chain lubricant, each of which was developed by us in response to the need for effective, economical and environmentally-friendly products in the mining and asphalt industries. PaverBlendTM is an asphalt related product used to keep paving equipment free from debris. KR7(R) is a concrete release agent also developed by us in response to the concrete industry's need for effective, economical and environmentally-friendly products. Our application equipment includes the Reliant 1, Reliant 2 and Reliant 3 control spray systems. The Reliant 1 was specifically designed as a robotic automated spray system to control the amount and temperature of Alderox ASA-12(R) sprayed onto the beds of mining and asphalt haul trucks. The pump system draws from a tank that stores the AlderoxTM product and automatically applies a predetermined amount of product onto the truck bed. The Reliant 2 is a manual hand held spray system which controls the amount of Alderox ASA-12(R) sprayed onto the beds of mining and asphalt haul trucks and also draws from a storage tank. This system is also modified for use in other areas of the mining industry such as on skips, loader, chutes and crushing stations. The Reliant 3 was designed as a specialized spray system for drag chain lubrication for use within the asphalt production and mining industries. Drag chains are large industrial chains used in the asphalt and mining industries to drag or transport ore and asphalt to distribution containers.

As reflected in our Financial Statements included in Item 1 of Part I of this Report, we have incurred cumulative losses of $29,548,827, including net income
(loss) of ($2,394,569) and $1,542,232 for the three-month periods ended September 30, 2007 and 2006, respectively. At September 30, 2007, we have a working capital deficit of $2,107,291. As a result, recoverability of a major portion of the recorded assets reflected in our condensed balance sheet included with our condensed financial statements is dependent upon future sustainable profitable operation of our Company, which, in turn, is dependent upon our ability to raise additional capital, obtain financing, increase our customer base and manage our costs. We currently do not have adequate resources to fund our operations and we will need to raise funds and/or increase our revenues in order to sustain our operations.

Our management has taken the following steps in an effort to put the Company on a sounder financial footing : (i) increasing sales through the marketing of service contracts which include the supply of specialized application equipment to the asphalt, concrete and mining industries; (ii) raising funds by selling convertible debentures; (iii) controlling of general and administrative expenses; (iv) managing accounts payable; and (v) increasing marketing activities within the mining industry and increasing international distribution capabilities through additional distributors. However, we can offer no assurance that our management's efforts will be successful.

We have been sustaining our operations largely through the use of funds borrowed pursuant to our equity line of credit and through the sale of promissory notes and debentures. We can provide no assurance that we will continue to receive such funding. Additionally, in the event we are unable to convert our loans to equity or to generate sufficient profits to repay these loans, we will need to fund such repayments through additional borrowing. Any inability to timely repay these loans could result in the failure of our company. The conversion of loans to equity could result in substantial dilution to the holdings of our existing shareholders.

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


AMENDMENT TO CONVERTIBLE NOTE PURCHASE AGREEMENT

During our first quarter we entered into an Amendment No. 2 to the Convertible Note Purchase Agreement dated October 17, 2006 with Canvasback Company Limited, a company organized under the laws of the country of Anguilla ("Canvasback").

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

Pursuant to the terms of the original Convertible Note Purchase Agreement (the "Note Purchase Agreement"), we issued the Canvasback an Unsecured Convertible Promissory Note (the "Original Note") for the aggregate principal amount of $2,079,067, accruing interest at the annual rate of 10% per annum and maturing on October 17, 2007. In consideration for the right to convert all amounts due under the Original Note, Canvasback had agreed to purchase additional unsecured convertible notes up to an aggregate principal amount of $120,000 and having the same terms, conditions and convertible features as the Original Note. In accordance therewith, on November 7, 2006, we issued Canvasback an additional Unsecured Convertible Promissory Note (the "Subsequent Note") pursuant to the Agreement in the aggregate principal amount of $108,000. This Subsequent Note had the same terms, conditions and convertible features as the Original Note. Both notes were convertible at the option of Canvasback into shares of our common stock at a conversion price of $0.025 per share, provided that Canvasback did not have any rights to convert the shares until we were no longer subject to contractual provisions prohibiting such conversions under the securities purchase agreement we had with the four other investors.

On December 15, 2006, we amended the Note Purchase Agreement pursuant to Amendment No. 1 ("Amendment No. 1") to increase the amount of unsecured notes we can sell and Canvasback can purchase under the Note Purchase Agreement from $120,000 to $620,000 as consideration for its right to convert the entirety of the Original Note, the Subsequent Note, and all notes purchased by or to be issued to Canvasback pursuant to the Note Purchase Agreement.

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

The New Convertible Note may be converted in whole or part, at the option of Canvasback, into our common stock (the "Subsequent Conversion Shares") at a conversion price of $0.025 per share, but such conversion may only be made if we effect an increase in its authorized shares of common stock or a reverse split of its common stock, such that we have sufficient authorized shares of stock available to allow the conversion of the new note. The conversion price adjusts proportionately in the event of any reverse or forward stock split.

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

SECURED REVOLVING LINE OF CREDIT AGREEMENT

On July 18, 2007, we entered into a Secured Revolving Line of Credit Agreement (the "Credit Agreement") and Security Agreement with Canvasback. Pursuant to the Security Agreement, we have also issued a Secured Promissory Note to Canvasback for the $3,000,000 line of credit. The line of credit is secured by all of the assets of the Company. We collectively refer to the Credit Agreement, the Security Agreement and the Secured Promissory Note as the "Loan Documents" in this Annual Report. The Loan Documents provide us with a $3,000,000 line of credit for two years, secured by all of our assets. The line of credit accrues simple interest at the rate of 12% per annum. All accrued interest as of July 18, 2008 will be payable on July 31, 2008. The principal and the remaining accrued interest will be payable on July 17, 2009.

We may utilize the line of credit by requesting advances form time to time during the term of the Credit Agreement. However, Canvasback has no obligation to make such advances and the decision to lend such money lies in their sole and complete discretion. Additionally, our ability to utilize the line of credit is dependent on Canvasback having funds available for such use. Recently Canvasback has informed us that it currently does not have further funds available for use under the line of credit. Accordingly, we can provide no assurance that it will have access to further funds under the line of credit.

Commencing on April 26, 2007 and continuing through July 16, 2007, Canvasback advanced funds to us from time to time carrying interest at 12% per annum (the "Interim Loans") pursuant to an oral arrangement to make the Interim Loans advances under a line of credit agreement to be negotiated and signed in the future. Of funds advanced to us as Interim Loans, $550,000 was loaned to Canvasback by five individuals in order for Canvasback to loan these funds to us. During the last quarter of fiscal 2007 and the first quarter of fiscal 2008, we issued warrants to purchase 550,000 shares of our common stock to these five individuals as an incentive for them to loan these funds to Canvasback. The five individuals were not interested in investing directly into the Company themselves due to the Company's financial condition but were willing to loan money to Canvasback for use by the Company with the inducement of the options. These options were fully vested on issuance, have an exercise price of $0.25 per share, and have a term of three years from issuance.

As of July 18, 2007, the outstanding balance of principal and accrued interest of the Interim Loans was $598,193. Pursuant to the Credit Agreement, this balance of $598,193 was converted into an advance under the line of credit effective July 18, 2007 and will be due and payable in accordance with the terms of the Loan Documents.

As of November 19, 2007 the principal balance of the line of credit was $821,000 and accrued interest totaled $40,494.

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

OTHER LOANS

NOTE PURCHASE AGREEMENTS.

In July and August of 2007 we received $70,000 from three investors pursuant to Note Purchase Agreements and Promissory Notes. The promissory notes are for a term of one year and carry interest at the rate of 12% per annum. Pursuant to the Note Purchase Agreements entered into with each investor, the Company committed to issue warrants to purchase an aggregate of 70,000 shares of common stock. The warrants have a term of one year and an exercise price of $0.25 per share. We believe the issuance of these securities was exempt from registration pursuant to Regulation S, and section 4(2) of the Securities Act of 1933, as amended. The three investors are non-U.S. persons as defined in Rule 502 of Regulation S.

JOAN GISH DEBENTURE

$300K DEBENTURE

On September 10, 2007, we entered into an oral agreement with Joan A. Gish, an accredited investor, pursuant to which Ms. Gish loaned us $300,000 We memorialized our oral agreement with Ms. Gish through a convertible debenture dated September 11, 2007 in the amount of $300,000 (the "$300K Debenture). Ms. Gish is the wife of Norman A. Gish, who serves on our Advisory Board.

The $300K Debenture carries simple interest of 12% per annum and matures on March 10, 2009. Interest is payable monthly, with the principal due on the maturity date. At any time prior to the maturity date, Ms. Gish has the option to convert the outstanding balance of principal, unpaid interest, and/or up to six months of future interest into shares of our common stock at a conversion price of $0.12 per share. There is no provision requiring the adjustment of the conversion price in the event of any reverse or forward stock split.

In connection with the issuance of the debenture, we also issued Ms. Gish warrants to purchase up to 300,000 shares of our common stock. The warrants have an exercise price of $0.20 per share and expire September 10, 2010. The warrant exercise price is subject to be adjusted downwards to reflect forward stock splits, but may not be adjusted upwards for reverse stock splits or stock dividends. The warrants have call rights, providing us with the option of cancelling unexercised warrants in the event that the closing price of our common stock equaled or exceeded $0.80 per share.

The $300K Debenture and accompanying warrants were sold to Ms. Gish in reliance upon exemptions from registration pursuant to Regulation S, Regulation D and section 4(2) of the Securities Act of 1933, as amended. Ms. Gish is a non-U.S. person as defined in Rule 502 of Regulation S and an accredited investor as defined by Rule 501 of Regulation D.

On the occurrence of any of the following events, Ms. Gish may accelerate the maturity date of the $300K Debenture and commence legal action against us:

       o      our failure to make payments under the debenture when due;

       o we become insolvent or make a general assignment for the benefit of our creditors;

       o      any dissolution or termination of our existence; or

       o our failure to fulfill our obligations under the debenture for at least 14 days after written notice of such failure by Ms. Gish.

OTHER LOANS FROM JOAN GISH

On approximately October 3 2007, Ms. Gish loaned us $50,000 pursuant to an oral agreement for this loan to receive similar terms to that of the debenture she received effective September 11, 2007. On approximately October 11, 2007, Ms. Gish loaned us an additional $25,000 pursuant to an oral agreement for this loan not receive similar terms to the debenture received by her September 11, 2007 but providing for her to accrue interest at 12% per annum until the loan is repaid.

NORM GISH DEBENTURE

On October 23, 2007 we executed a convertible debenture with Norman R. Gish in the amount of $105,030 (the "$105K Debenture"), which was the outstanding balance of a loan made to us by Mr. Gish pursuant to an oral agreement. Mr. Gish is a member of our advisory board, and the husband of Joan A. Gish.

In May 2007, Mr. Gish had advanced $100,000 to us pursuant to an oral agreement for Mr. Gish to receive 12% interest and for the parties to later exercise a written agreement with terms similar to those received by purchasers of our secured convertible debentures then being offered. As of October 23, 2007, the outstanding balance of this loan was $105,030 reflecting $100,000 in outstanding principal and $5,030 in accrued unpaid interest.

The $105K Debenture carries simple interest of 12% per annum and matures on April 21, 2009. Interest is payable monthly, with the principal due on the maturity date. At any time prior to the maturity date, Mr. Gish has the option to convert the outstanding balance of principal, unpaid interest, and/or up to six months of future interest into shares of our common stock at a conversion price of $0.12 per share. There is no provision requiring the adjustment of the conversion price in the event of any reverse or forward stock split.

Pursuant to terms of the $105K Debenture, we also issued Mr. Gish warrants to purchase up to 100,000 shares of our common stock. Half of the warrants have an exercise price of $0.22 per share and the other half have an exercise price of $0.24 per share. The warrants expire on May 22, 2010.

On the occurrence of any of the following events, Mr. Gish may accelerate the maturity date of the Debenture and commence legal action against us:

       o      our failure to make payments under the debenture when due;

       o we become insolvent or make a general assignment for the benefit of our creditors;

       o      any dissolution or termination of our existence; or

       o our failure to fulfill our obligations under the debenture for at least 14 days after written notice of such failure by Mr. Gish.

The $105K Debenture has been offered and sold to Mr. Gish in reliance upon exemptions from registration pursuant to Regulation S, Regulation D and section 4(2) of the Securities Act of 1933, as amended. Mr. Gish is a non-U.S. person as defined in Rule 502 of Regulation S and an accredited investor as defined by Rule 501 of Regulation D.

NOVEMBER CONVERTIBLE DEBENTURE PRIVATE PLACEMENT

On November 8, 2007 and November 9, 2007, we raised a total of $500,000 through the sale of convertible debentures to nine Canadian investors (the "November Debentures"). The November Debentures carry simple interest of 12% per annum and mature two years following issuance. Interest is payable monthly, with the principal due on the maturity date. At any time prior to the maturity date, the investors have the option to convert the outstanding balance of principal into shares of our common stock at a conversion price of $0.15 per share. In the event of a forward or reverse stock split, the adjustment price adjusts proportionately.

Pursuant to terms of the November Debentures, the investors received warrants to purchase up to 500,000 shares of our common stock. The warrants have an exercise price of $0.22 per share and a term of three years. In the event of a reverse split, the number of warrant shares will not be adjusted, but the warrant exercise price will be adjusted upwards, provided that such adjustment will be calculated assuming an exercise price of $0.15 per share pre-split. The warrant exercise price, but not the number of warrant shares, is subject to downward adjustment in the event of a reverse stock split. In the event that the closing price of our common stock equals or exceeds $0.80 per share for twenty consecutive trading days, we have the option to cancel the unexercised warrants after providing the investors with 45-days prior written notice.

On the occurrence of any of the following events, an investor may accelerate the maturity date of his or her debenture and commence legal action against us:

       o      our failure to make payments under the debenture when due;

       o we become insolvent or make a general assignment for the benefit of our creditors;

       o      any dissolution or termination of our existence; or

       o our failure to fulfill our obligations under the debenture for at least 14 days after written notice of such failure by the investor.

The November Debentures have been offered and sold in reliance upon exemptions from registration pursuant to Regulation S, and section 4(2) of the Securities Act of 1933, as amended. All of the investors are non-U.S. persons as defined in Rule 502 of Regulation S.

CONVERTIBLE DEBENTURES IN DEFAULT

The Company is currently in default of the terms of convertible debentures issued to approximately 13 investors in private placements conducted in March 2000 through September 2001. These debentures carry interest at the rate of 10% per annum and as of September 30, 2007 the aggregate balance of unpaid principal and accrued interest was approximately $151,492. As of November 19, 2007, the aggregate balance of unpaid principal and accrued interest was approximately $151,907. We had committed to the Nebraska Department of Banking and Finance to repay the unpaid principal and accrued interest owed to Nebraska purchasers of the debentures by November 15, 2007. As of November 19, 2007 the Company has not met its obligations to repay the unpaid principal and accrued interest. In the event we are unable to negotiate an extension from the Nebraska Department of Banking and Finance, we may face regulatory action resulting in liability to the company. In the event we do not repay the debentures, the debenture holders could also file suit against us for damages. Any regulatory action or lawsuits would make it more difficult for us to raise funds and result in the insolvency of the Company.

CRITICAL ACCOUNTING POLICIES

There were no changes to our critical accounting policies as described in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006.

-----------------------------------------------------------------------------------------------------------------------------------
                                                     FOR THE THREE MONTHS ENDED
-----------------------------------------------------------------------------------------------------------------------------------


                                                        September 30, 2007        September 30, 2006         Change        Change
                                                     ------------------------   ------------------------   ------------  ----------

                                                          $       % of Revenue       $       % of Revenue       $            %
                                                     ------------  ----------   ------------  ----------   ------------  ----------

Net Revenue                                          $    119,178       100 %   $     68,387       100 %   $     50,791        74 %
Cost of Revenue                                           147,147       123 %         50,486        74 %         96,661       191 %
                                                     ------------  ----------   ------------  ----------   ------------  ----------

Gross Profit (Loss)                                       (27,969)      (23)%         17,901        26 %        (45,870)     (256)%

Operating Expenses
Selling, General and Administrative Expenses              646,533       542 %        426,068       623 %        220,465        52 %
                                                     ------------  ----------   ------------  ----------   ------------  ----------
Loss from Operations                                     (674,502)     (566)%       (408,167)     (597)%       (266,335)      (65)%

Other Expense:
     Interest Expense                                  (1,700,767)   (1,427)%       (363,944)     (532)%     (1,336,823)      367 %
     Change in Fair Value of Derivative Liabilities            --        -- %      2,315,143     3,385 %     (2,315,143)     (100)%
     Loss on extinguishment of debt                       (18,500)      (16)%             --        -- %        (18,500)       -- %
                                                     ------------  ----------   ------------  ----------   ------------  ----------
         Net Other Expense                             (1,719,267)   (1,443)%      1,951,199     2,853 %     (3,670,466)     (188)%
                                                     ------------  ----------   ------------  ----------   ------------  ----------

Loss Before Provision for Income Taxes                 (2,393,769)   (2,009)%      1,543,032     2,256 %     (3,936,801)     (255)%
Provision for Income Taxes                                    800         1 %            800         1 %             --        -- %
                                                     ------------  ----------   ------------  ----------   ------------  ----------
Net Loss                                             $ (2,394,569)   (2,009)%   $  1,542,232     2,255 %     (3,936,801)     (255)%
                                                     ============  ==========   ============  ==========   ============  ==========


Net Loss Per Share
     -Basic and Diluted
         Basic                                       $      (0.02)              $      0.03
                                                     ============               ===========
         Diluted                                     $      (0.02)              $      0.02
                                                     ============               ===========

Weighted-Average Common Shares Outstanding
     -Basic and Diluted
         Basic                                        106,071,653                 49,006,358                 65,267,819       160 %
                                                     ============               ============               ============  ==========
         Diluted                                      106,071,653                 85,248,207                 20,823,446        24 %
                                                     ============               ============               ============  ==========


NET REVENUE

Net Revenues for the three month period ended September 30, 2007 increased to $119,178 from $68,387 for the three month period ended September 30, 2006. This increase in net revenues of $50,791 or approximately 74% over the prior period is due primarily to the Distributorship agreement with Applied Industrial Technologies and our in-house activity in the south east.

COST OF REVENUE

Cost of revenues for the three month period ended September 30, 2007 increased to $147,147 from $50,486 for the three month period ended September 30, 2006. This increase in cost of revenues of $96,661, or approximately 191% over the prior period is due primarily to the increase in material input costs of the goods sold during the period and the cost of application systems.

GROSS PROFIT

Gross profit for the three month period ended September 30, 2007 decreased to ($27,969) from $17,901 for the three month period ended September 30, 2006. This decrease in gross profit of $45,870, or approximately 256% over the prior period is due primarily to the costs associated with the development of the application systems and international shipping expense.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three month period ended September 30, 2007 increased to $646,533 from $426,068 for the three month period ended September 30, 2006. This increase in selling, general and administrative expenses of $220,646, or approximately 52% over the prior period is due primarily to increased staffing, consulting services, marketing and advertising all pertaining to the mining industry.

LOSS FROM OPERATIONS

Loss from operations for the three month period ended September 30, 2007 increased to $674,502 from $408,167 for the three month period ended September 30, 2006. This increase in loss from operations of $266,335, or approximately 65% is due primarily to the increase in selling, general and administrative expenses and costs associated with application systems

INTEREST EXPENSE

Interest expense for the three month period ended September 30, 2007 increased to $1,700,767 from $363,944 for the three month period ended September 30, 2006. This increase in interest expense of $1,336,823, or approximately 367% over the prior period is due primarily to debt discount and debt issuance cost amortization totaling $1,612,719.

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES

Change in fair value of derivative liability for the three months ended September 30, 2007 decreased to $0 from $2,315,143 for the three months ended September 30, 2006. The decrease of change in fair value of derivative liability was due to the payoff of a note payable.

NET INCOME (LOSS)

Net income (loss) for the three month period ended September 30, 2007 was ($2,394,569) compared to a net income of $1,542,232 for the three month period ended September 30, 2006. This change to profitability during the 2006 period when compared to the same period in fiscal 2007 was due primarily to debt discount.

LIQUIDITY AND CAPITAL RESOURCES

For the three-months ended September 30, 2007, we used cash of $767,516 in our operating activities and received cash of $763,775 in our financing activities.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash used in our operating activities of 767,516 for the three months ended September 30, 2007 was primarily attributable to a net loss of $2,394,569, and adjustments to reconcile net income to net cash used in operating activities of $767,516 consisting of the following: (a) depreciation and amortization of $143,235, (b) amortization of discount on notes payable of $1,522,523, (c) increase in accounts receivable of $11,297, (d) increase in inventories of $6,422, (e) increase in prepaid expenses of $6,706, and (f) decrease in accounts payable and accrued expenses of $40,947, (g) loss on extinguishment of debt of $18,500, (h) stock options for services rendered of $28,067 and (i) shares for services rendered of $12,500.

CASH FLOWS FROM INVESTING ACTIVITIES

We neither used nor received any cash from our investing activities for the three months ended September 30, 2007.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by our financing activities of $763,775 for the three months ended September 30, 2007 was from proceeds on notes payable of $792,500 offset by payments on notes payable of $28,725.

INTERNAL SOURCES OF LIQUIDITY

For the three months ended September 30, 2007, the funds generated from our operations were insufficient to fund our daily operations. For the three months ended September 30, 2007, we had a gross loss of $27,969, and we were thus unable to meet our operating expenses of $646,533 for the same period. There is no assurance that funds from our operations will meet the requirements of our daily operations in the future. In the event that funds from our operations will be insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

EXTERNAL SOURCES OF LIQUIDITY

We are dependent on receiving debt and equity financing to meet our immediate capital needs We actively pursue all potential financing options as we look to secure additional funds to both stabilize and grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits. There can be no assurance that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of such financing will be favorable to us or our existing stockholders. As a result, our independent registered public accounting firm has issued a "going concern" modification to its report on our audited financial statements for the year ended June 30, 2007.

At September 30, 2007, we have debt owing to related parties aggregating $3,279,112 (net of unamortized debt discounts) as summarized in Note 6 to the financial statements.

At September 30, 2007, we have debt owing to non-related parties aggregating $867,244 (net of unamortized debt discounts) as summarized in Note 7 to the financial statements.

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, September 30, 2007. This evaluation was carried out under the supervision and with the participation of our President, Mr. Gordon W. Davies, and our Chief Financial Officer, Mr. Paul Hughes (collectively, the "Certifying Officers"). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, September 30, 2007, our disclosure controls and procedures are not effective in meeting our requirements as to the disclosure of material information relating to us and required to be included in our periodic filings with the SEC.

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

Notwithstanding the weaknesses described above, our management has concluded that the condensed financial statements presented in this 10-QSB fairly present, in all material respects, the Company's financial condition, results of operations and cash flows as of and for the three month periods ended September 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

ITEM 3A(T).       CONTROLS AND PROCEDURES

SEE ITEM 3.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended September 30, 2007. Based upon this evaluation, we have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the sale of equity securities during the quarter ended September 30, 2007 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), and which were not previously disclosed either in a quarterly report on Form 10-QSB or on a current report on Form 8-K.

In July 2007 we issued 30,000 shares of our common stock to an investor pursuant to the terms of an amendment to a promissory note. The terms of the amendment are that the Company agreed to pay the principal amount owing of $10,000 on or before December 30, 2007, to issue 30,000 shares of Company common stock and issue 80,000 warrants having an exercise price of $0.20 per share and expiring September 28, 2010 in return for the release of all accrued and future interest and penalty under the note We believe the issuance of the shares was exempt from registration under Section 4(2) of the Securities Act.

In July 2007 we issued a consultant 50,000 shares of our common stock in exchange for his agreeing to provide professional services from July 2007 through September 2007. We believe the issuance of the shares was exempt from registration under Section 4(2) of the Securities Act.

In July 2007, we issued options to purchase 300,000 shares of our common stock to one individual to induce him to loan funds to Canvasback which Canvasback could then loan to the Company. These options were fully vested on issuance, have an exercise price of $0.25 per share, and have a term of three years from issuance. We believe the issuance of these options was exempt from registration under Section 4(2) of the Securities Act.

In July 2007, we awarded options to purchase 500,000 shares of our common stock to an employee. 125,000 of these options vest on each of September 30, 2007, December 31, 207, March 30, 2008 and June 30, 2008. These options have an exercise price of $0.17 per share. We believe the issuance of these options was exempt from registration under Section 4(2) of the Securities Act and Rule 701 promulgated under the Securities Act.

In July and August of 2007 we committed to issue warrants to purchase an aggregate of 70,000 shares of common stock to three Canadian investors in connection with the investors loaning us an aggregate of $70,000 pursuant to note purchase agreements and promissory notes. The promissory notes are for a term of one year and carry interest at the rate of 12% per annum. The warrants have a term of one year and an exercise price of $0.25 per share. We believe the issuance of these securities was exempt from registration under Regulation S and
Section 4(2) of the Securities Act. The investors are non-U.S. persons as defined in Rule 502 of Regulation D.

In September 2007, we re-entered into a Convertible Debenture with Joan A. Gish, pursuant to which Ms. Gish loaned us $300,000 The $300K Debenture carries simple interest of 12% per annum and matures on March 10, 2009. Interest is payable monthly, with the principal due on the maturity date. At any time prior to the maturity date, Ms. Gish has the option to convert the outstanding balance of principal, unpaid interest, and/or up to six months of future interest into shares of our common stock at a conversion price of $0.12 per share. In connection with the issuance of the debenture, we also issued Ms. Gish warrants to purchase up to 300,000 shares of our common stock. The warrants have an exercise price of $0.20 per share and expire September 10, 2010. We believe the issuance of these securities was exempt from registration under Regulation S, Regulation D and Section 4(2) of the Securities Act. Ms. Gish is a non-U.S. person as defined in Rule 502 of Regulation S and an accredited investor as defined by Rule 501 of Regulation D.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the three month period ended September 30, 2007, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any of our indebtedness exceeding 5% of our total assets other then the following:

The Company is currently in default of the terms of convertible debentures issued to approximately 13 investors in private placements conducted in March 2000 through September 2001. These debentures carry interest at the rate of 10% per annum and as of November 19, 2007, the aggregate balance of unpaid principal and accrued interest was approximately $151,907. See "Convertible Debentures in Default" in the Management's Discussion and Analysis or Plan of Operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three month period ended September 30, 2007.

ITEM 5. OTHER INFORMATION

In July and August of 2007 we received $70,000 from three investors pursuant to Note Purchase Agreements and Promissory Notes. See "Other Loans" in the Management's Discussion and Analysis or Plan of Operation.

In September 2007 we entered into a convertible debenture with Joan Gish for $300,000 and in connection with this convertible debenture we issued warrants to purchase 300,000 shares to Ms. Gish. See "Other Loans" in the Management's Discussion and Analysis or Plan of Operation.

ITEM 6.  EXHIBITS

   Exhibit No.      Description
   -----------      -----------

       4.1* Form of Note Purchase Agreement, Promissory Note and Warrant Certificate used by Reclamation Consulting and Applications, Inc. for $70,000 financing in July-August 2007 (filed herewith).

       4.2* Convertible Debenture, Promissory Note and Warrant Certificate for $300,000 for Joan Gish as entered into and issued by Reclamation Consulting and Applications, Inc. in September 2007.

       4.3* Convertible Debenture, Promissory Note and Warrant Certificates for $105,030 for Norm Gish as entered into and issued by Reclamation Consulting and Applications, Inc. in October 2007.

       4.4* Form of Convertible Debenture, Promissory Note and Warrant Certificate used by Reclamation Consulting and Applications, Inc. for $500,000 financing in November 2007. 10.1(1) Secured Revolving Line of Credit Agreement dated July 18, 2007 by and between Reclamation Consulting and Applications, Inc. and Canvasback Company Limited.

       10.2(1) Security Agreement dated July 18, 2007 by and between Reclamation Consulting and Applications, Inc. and Canvasback Company Limited.

       10.3(1) Promissory Note issued by Reclamation Consulting and Applications, Inc. for the benefit of Canvasback Company Limited.

       10.4(1) Amendment No. 2 to Convertible Note Purchase Agreement dated July 18, 2007 by and between Reclamation Consulting and Applications, Inc. and Canvasback Company Limited.

       10.5(1) Convertible Promissory Note dated July 18, 2007 issued by Reclamation Consulting and Applications, Inc. for the benefit of Canvasback Company Limited.

       10.6* First Amendment to Lease dated October 1, 2007 between Reclamation Consulting and Applications, Inc. and Boyd Enterprises Utah, L.L.C. (filed herewith).

       31.1* Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

       31.2* Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

       32.1* Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).


*      Filed herewith

(1) Filed on July 20, 2007 as an exhibit to the Company's Current Report on Form 8-K dated April 26, 2007 and incorporated herein by reference.



SIGNATURES

In accordance with the requirements of the Exchange Act, we have cause this report to be signed on our behalf by the undersigned, thereunto duly authorized.




                                   RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                   Date:  November 19, 2007


                                   /s/ GORDON W. DAVIES
                                   ---------------------------------------
                                   Gordon W. Davies, President and Chairman of
                                   the Board of Directors

                                   Date: November 19, 2007