Form 10KSB/A
period 2007-06-30
RECLAMATION CONSULTING & APPLICATIONS INC
filed 2008-01-15
CIK 1100091

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)


         [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2007.

         [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

                        Commission file number: 000-26017

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                  ---------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

           Colorado                                       58-2222646
           --------                                       ----------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

           940 Calle Amanecer Suite E
            San Clemente, California                          92673
            ------------------------                          -----
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

As of January 10, 2008 there were 121,998,023 shares of the registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

EXPLANATORY NOTE:

This Amendment No. 1 to our Annual Report on Form 10-KSB/A ("Form 10KSB/A") for the year ended June 30, 2007, initially filed with the Securities and Exchange Commission ("SEC") on October 15, 2007 (the "Original Filing") amends and restates Item 11 - Security Ownership Of Certain Beneficial Owners And Management to correct the beneficial ownership table and adds three exhibits to
Item 13.

The amendment of portions of Items 11 and 13 do not imply that the entirety of these Items have changed since the Original Filing. This Form 10-KSB/A only amends and restates the specific portions of the Original Filing identified above, and no other information in the Original Filing is amended hereby. Furthermore, none of the foregoing items, nor any other portion of the Original Filing, has been updated to reflect other events occurring after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Statements such as "the date of this report", or any equivalent periodic reference, which appear in the unmodified portions of the Original Filing, shall mean the date of the Original Filing, or October 15, 2007.

Pursuant to the rules of the SEC, currently dated certifications from our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-KSB/A as Exhibits 31.1, 31.2, 32.1, 32.2 respectively.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table discloses, in tabular format, information regarding our equity securities authorized for issuance pursuant to any compensation plans as of the end of our fiscal year ended June 30, 2007.

---------------------------------------------------- --------------------------- --------------------------- -----------------------
                                                                                                              Number of Securities
                                                                                                               remaining available
                                                                                                               for future issuance
                                                                                                                  under equity
                                                      Number of Securities to    Weighted-average exercise     compensation plans
                                                      be issued upon exercise       price of outstanding      (excluding securities
                                                      of outstanding options,      options, warrants and       reflected in column
                   Plan Category                        warrants and rights                rights                     (a))
                                                     --------------------------- --------------------------- -----------------------
                                                                (a)                          (b)                      (c)
---------------------------------------------------- --------------------------- --------------------------- -----------------------
Equity compensation plans approved by security                   -                           -                          -
holders
---------------------------------------------------- --------------------------- --------------------------- -----------------------
Equity compensation plans not approved by security           24,250,085                    $0.30                        -
holders
---------------------------------------------------- --------------------------- --------------------------- -----------------------
                       Total                                 24,250,085                    $0.30                        -
---------------------------------------------------- --------------------------- --------------------------- -----------------------

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

-------------------------------------------------------------------------------
                                 BENEFICIAL OWNERSHIP
------------------------------ ------------------------ -----------------------
BENEFICIAL OWNER(1)              NUMBER OF SHARES(2)      PERCENT OF TOTAL(2)
------------------------------ ------------------------ -----------------------

------------------------------ ------------------------ -----------------------
Mr. Michael C. Davies,  (10)         4,764,500(3)                  4%
Chief Executive Officer,
Secretary and Director
------------------------------ ------------------------ -----------------------
Mr. Gordon W. Davies,  (10)          5,017,400(4)                  4%
President and Director
------------------------------ ------------------------ -----------------------
Paul Hughes, (10)                    9,814,000(5)                  8%
Chief Operating Officer and
Chief Financial Officer
------------------------------ ------------------------ -----------------------
All Officers and Directors
as a Group (3 persons)              19,595,900(6)                 14%
------------------------------ ------------------------ -----------------------
John Benjamin  (10)                 95,248,902(7)                 44%
------------------------------ ------------------------ -----------------------
Paul Hazell  (10)                   17,941,000(8)(9)              13%
------------------------------ ------------------------ -----------------------
Sally Holden  (10)                  13,800,000(10)                10%
------------------------------ ------------------------ -----------------------

     (1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of October 12, 2007 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.
     (2) Based upon 120,570,023 shares issued and outstanding on October 12, 2007.
     (3)  Includes 4,500,000 shares issuable upon exercise of stock options.
     (4)  Includes 4,500,000 shares issuable upon exercise stock options.
     (5) Includes 2,000,000 shares issuable upon exercise of stock options, 2,000,000 shares issuable upon the conversion of a $400,000 convertible debenture and 5,314,000 warrants issuable upon conversion of the convertible debenture.
     (6) Includes 11,000,000 shares issuable upon exercise of stock options, 2,000,000 shares issuable upon the conversion of a $400,000 convertible debenture and 5,314,000 warrants issuable upon conversion of the convertible debenture.
     (7) Includes 4,000,000 shares issuable upon exercise of a warrant held by Canvasback Company Ltd ("Canvasback"),18,610,000 shares held in the name of Paul Hazell but beneficially owned by Canvasback, and 16,200,000 shares held in the name of Sally Holden but beneficially owned by Canvasback. Canvasback is wholly owned by AGM International, Inc., of which Mr. Benjamin is the sole shareholder. Excludes shares of common stock which Canvasback will be entitled to receive on the conversion of the New Convertible Note after we increase our authorized shares of common stock or effect a reverse split of our common stock, such that we have sufficient authorized shares of common stock available to allow the conversion of this note. See the Management's Discussion and Analysis - Convertible Promissory Notes.

     (8) Includes 50,000 shares issuable upon the exercise of stock options. Excludes 18,610,000 shares of common stock held in the name of Paul Hazell beneficially owned by Canvasback and which were transferred back to Canvasback on November 8, 2007.
     (9) Excludes 16,200,000 shares of common stock held in the name of Sally Holden beneficially owned by Canvasback and which were transferred back to Canvasback on November 21, 2007.
     (10) c/o Reclamation Consulting and Applications, Inc., 940 Calle Amanecer Suite E, San Clemente, California 92673


ITEM 13. EXHIBITS.

In addition to the exhibits already filed with the Original Filing, the following certifications from our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-KSB/A:

------------------- ------------------------------------------------------------
Exhibit No.         Description
------------------- ------------------------------------------------------------
10.47(1)            Exclusive License Agreement, dated as of January 4, 2006, by and between Reclamation Consulting and Applications, Inc.
                    and Billfighter Investments, Limited.
------------------- ------------------------------------------------------------
10.48(1)            Subscription Agreement, dated as of January 4, 2006, by and between Reclamation Consulting and Applications, Inc. and
                    Billfighter Investments, Limited, attached as Exhibit A to the Exclusive License Agreement, dated as of January 4,
                    2006, by and between Reclamation Consulting and
                    Applications, Inc. and Billfighter Investments, Limited.
------------------- ------------------------------------------------------------
10.49(1)            Promissory Note, dated as of January 4, 2006, by Reclamation
                    Consulting and Applications, Inc. in favor of Billfighter
                    Investments, Limited, attached as Exhibit B to the Exclusive
                    License Agreement, dated as of January 4, 2006, by and
                    between Reclamation Consulting and Applications, Inc. and
                    Billfighter Investments, Limited.
------------------- ------------------------------------------------------------
31.1*               Certification of Chief Executive Officer Pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002.
------------------- ------------------------------------------------------------
31.2*               Certification of Treasurer Pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002.
------------------- ------------------------------------------------------------
32.1*               Certification of Chief Executive Officer Pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002.
------------------- ------------------------------------------------------------
32.2*               Certification of Treasurer Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002.
------------------- ------------------------------------------------------------

  ----------
     *    Filed herewith
     (1) Filed on January 9, 2006 as an exhibit to the Company's Current Report on Form 8-K dated January 4, 2006 and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECLAMATION CONSULTING AND APPLICATIONS, INC.

Date:  January 10, 2008                By:  /s/ Michael C. Davies
                                            ----------------------------------
                                            Michael C. Davies
                                            Chief Executive Officer and Director



In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  January 10, 2008                By:  /s/ Paul Hughes
                                            -----------------------------------
                                            Paul Hughes
                                            Chief Operating Officer,
                                            Chief Financial Officer