Form 10QSB/A
period 2007-09-30
RECLAMATION CONSULTING & APPLICATIONS INC
filed 2008-01-22
CIK 1100091

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)


[X] Quarterly Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2007

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

     940 Calle Amanecer Suite E
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 121,998,023 shares as of January 10, 2008.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

EXPLANATORY NOTE:

This Amendment No. 1 to our Quarterly Report on Form 10-QSB/A ("Form 10QSB/A") for the quarter ended September 30, 2007, initially filed with the Securities and Exchange Commission ("SEC") on November 19, 2007 (the "Original Filing") amends and restates only Exhibit 4.2 to Item 6 to correctly file a material contract entered into with Joan Gish.

The amendment of Item 6 does not imply that the entirety of such Item has changed since the Original Filing. This Form 10-QSB/A only amends and restates
Exhibit 4.2 of Item 6 of the Original Filing identified above, and no other information in the Original Filing is amended hereby. Furthermore, none of the foregoing items, nor any other portion of the Original Filing, has been updated to reflect other events occurring after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Statements such as "the date of this report", or any equivalent periodic reference, which appear in the unmodified portions of the Original Filing, shall mean the date of the Original Filing, or November 19, 2007.

Pursuant to the rules of the SEC, currently dated certifications from our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-QSB/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

ITEM 6.        EXHIBITS.

In addition to the exhibits already filed with the Original Filing, the following exhibit and certifications from our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-QSB/A:

------------------- ------------------------------------------------------------
Exhibit No.         Description
------------------- ------------------------------------------------------------
4.2*                Convertible Debenture, Promissory Note and Warrant
                    Certificate for $300,000 for Joan Gish as entered into and issued by Reclamation Consulting and Applications, Inc. in September 2007.

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

RECLAMATION CONSULTING AND APPLICATIONS, INC.

Date: January 21, 2008                          By: /s/ Michael C. Davies
                                                    ----------------------------
                                                    Michael C. Davies
                                                    Chief Executive Officer