Form 10KSB/A
period 2007-06-30
RECLAMATION CONSULTING & APPLICATIONS INC
filed 2008-02-13
CIK 1100091

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 2)


     [X] Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2007.

     [ ] Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

                        Commission file number: 000-26017

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
        (Exact name of Small Business Issuer as specified in its charter)

           Colorado                                      58-2222646
---------------------------------              ---------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

     940 Calle Amanecer Suite E
      San Clemente, California                              92673
----------------------------------------                 -----------
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

As of January 31, 2008 there were 122,082,048 shares of the registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

EXPLANATORY NOTE:

This Amendment No. 2 , amends and restates Item 11 - Security Ownership Of Certain Beneficial Owners And Management of our Annual Report on Form 10-KSB for the year ended June 30, 2007 (the "Annual Report"). The Annual Report was initially filed with the Securities and Exchange Commission ("SEC") on October 15, 2007 and an Amendment No. 1 was filed with the SEC on January 15, 2007.

The amendment of Item 11 does not imply that the entirety of this Item has changed. This Form 10-KSB/A-2 only amends and restates the specific portion of the Annual Report identified above, and no other information in the Annual Report is amended hereby. Furthermore, neither Item 11, nor any other portion Annual Filing, has been updated to reflect other events occurring after the date the date of the Annual Report, October 15, 2008 , or to modify or update those disclosures affected by subsequent events. Statements such as "the date of this report", or any equivalent periodic reference, which appear in either the Form 10-KSB/A-2 or in the unmodified portions of the Original Filing, shall mean October 15, 2007.

Pursuant to the rules of the SEC, currently dated certifications from our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-KSB/A-2 as Exhibits 31.1, 31.2, 32.1, 32.2 respectively.

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


---------------------------------------------------------------------------------------------------------------------------
                                                   BENEFICIAL OWNERSHIP
---------------------------------------------------------------------------------------------------------------------------
BENEFICIAL OWNER(1)                                NUMBER OF SHARES(2)                      PERCENT OF TOTAL(2)
----------------------------------------- --------------------------------------- -----------------------------------------
Mr. Michael C. Davies,  (10)                           4,764,500(3)                                  4%
Chief Executive Officer, Secretary and
Director

----------------------------------------- --------------------------------------- -----------------------------------------
Mr. Gordon W. Davies,  (10)                            5,017,400(4)                                  4%
President and Director

----------------------------------------- --------------------------------------- -----------------------------------------
Paul Hughes,   (10)                                    9,814,000(5)                                  8%
Chief Operating Officer and Chief
Financial Officer

----------------------------------------- --------------------------------------- -----------------------------------------
All Officers and Directors as a Group
(3 persons)                                            19,595,900(6)                                14%

----------------------------------------- --------------------------------------- -----------------------------------------
John Benjamin  (10)                                    38,816,000(7)                                31%

----------------------------------------- --------------------------------------- -----------------------------------------
Paul Hazell  (10)                                      17,941,000(8)                                15%

----------------------------------------- --------------------------------------- -----------------------------------------
Sally Holden  (10)                                     13,800,000(9)                                11%

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

        (8) Includes 50,000 shares issuable upon the exercise of stock options. Excludes 18,610,000 shares of common stock held in the name of Paul Hazell which were beneficially owned by Canvasback and which were transferred back to Canvasback on November 8, 2007.
        (9) Excludes 16,200,000 shares of common stock held in the name of Sally Holden which were beneficially owned by Canvasback and which were transferred back to Canvasback on November 21, 2007.
        (10) c/o Reclamation Consulting and Applications, Inc., 940 Calle Amanecer Suite E, San Clemente, California 92673


ITEM 13.  EXHIBITS.

In addition to the exhibits already filed with the Original Filing, the following certifications from our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-KSB/A-2:

------------------- ------------------------------------------------------------
Exhibit No.         Description
------------------- ------------------------------------------------------------
31.1*               Certification of Chief Executive Officer Pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002.

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

                    *    Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECLAMATION CONSULTING AND APPLICATIONS, INC.

Date:  February 12, 2008               By:  /s/ Michael C. Davies
                                            ------------------------------------
                                            Michael C. Davies
                                            Chief Executive Officer and Director



In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  February 12, 2008                By:  /s/ Paul Hughes
                                             -----------------------------------
                                             Paul Hughes
                                             Chief Operating Officer, Chief
                                             Financial Officer