Form 10QSB
period 2007-12-31
RECLAMATION CONSULTING & APPLICATIONS INC
filed 2008-02-19
CIK 1100091

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 19345

                For the quarterly period ended December 31, 2007
                                               -----------------

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____.

                        Commission file number: 000-26017

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
        (Exact name of Small Business Issuer as specified in its charter)

                 Colorado                          58-2222646
     ---------------------------------      -------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 122,082,048 shares as of January 31, 2008.

Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]


                                PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                        RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                   CONDENSED BALANCE SHEET
                                      December 31, 2007

                                            ASSETS
                                            ------

CURRENT ASSETS:
     Cash                                                                       $    902,540
     Accounts receivable                                                              47,180
     Inventories                                                                      45,760
     Prepaid expenses and other current assets                                        16,140
                                                                                ------------

            Total current assets                                                   1,011,620

     Property and equipment, net                                                      38,550
     License agreement, net                                                          400,000
     Debt issuance costs, net                                                        348,101
     Deposits                                                                         28,160
                                                                                ------------

                                                                                $  1,826,431
                                                                                ============

                            LIABILITIES AND STOCKHOLDERS' DEFICIT
                            -------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                           $    143,000
     Accrued professional fees                                                        20,000
     Accrued interest payable                                                        193,110
     Other accrued expenses                                                          230,130
     Accrued judgment payable                                                          5,600
     Notes payable - related parties                                                 468,236
     Current portion of notes payable                                                587,189
                                                                                ------------

            Total current liabilities                                              1,647,264

     Notes payable-related parties, net of current portion and debt discount       1,950,188
     Notes payable, net of current portion and debt discount                       2,459,852
                                                                                ------------

            Total liabilities                                                      6,057,304

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
     Common stock, $0.01 par value; 150,000,000 authorized,
     121,998,023 shares issued and outstanding                                     1,219,980
     Additional paid-in-capital                                                   26,499,063
     Treasury stock (1,500,000 shares), at cost                                      (15,000)
     Accumulated deficit                                                         (31,934,916)
                                                                                ------------

            Total stockholders' deficit                                           (4,230,873)
                                                                                ------------

                                                                                $  1,826,431
                                                                                ============


           See the accompanying notes to unaudited condensed financial statements.


                                  RECLAMATION CONSULTING AND APPLICATION, INC.
                                            STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED DECEMBER 31, 2007 AND 2006
                                                   (UNAUDITED)


                                               THREE MONTHS ENDED DECEMBER 31,    SIX MONTHS ENDED DECEMBER 31,
                                               ------------------------------    ------------------------------
                                                    2007            2006             2007              2006
                                               -------------    -------------    -------------    -------------

Net revenue                                    $      98,912    $      34,369    $     218,090    $     101,389

Cost of revenue                                      108,905           26,271          256,052           75,390
                                               -------------    -------------    -------------    -------------

Gross profit  (loss)                                  (9,993)           8,098          (37,963)          25,999

Selling, general and administrative expenses         920,782          600,568        1,567,315        1,026,634
                                               -------------    -------------    -------------    -------------

Loss from operations                                (930,775)        (592,470)      (1,605,278)      (1,000,635)

Other income (expense)
    Interest income                                    1,942               --            1,942               --
    Interest expense                                (339,714)        (275,147)      (2,181,223)        (639,091)
    Loss on settlement of debt                            --               --         (995,301)              --
    Change in value of derivative liability               --          614,424               --        2,929,567
                                               -------------    -------------    -------------    -------------
                                                    (337,772)         339,277       (3,174,582)       2,290,476
                                               -------------    -------------    -------------    -------------

Income (loss) before income taxes                 (1,268,547)        (253,193)      (4,779,860)       1,289,841

Provision for income taxes                                --               --              800              800
                                               -------------    -------------    -------------    -------------

Net income (loss)                              $  (1,268,547)   $    (253,193)   $  (4,780,660)   $   1,289,041
                                               =============    =============    =============    =============

Net income (loss) per common share:
    Basic                                      $       (0.01)   $       (0.01)   $       (0.04)   $        0.03
                                               =============    =============    =============    =============
    Diluted                                            (0.01)           (0.01)           (0.04)           (0.02)
                                               =============    =============    =============    =============

Weighted-average common shares outstanding
    Basic                                        121,833,583       49,066,358      121,833,583       49,066,358
                                               =============    =============    =============    =============
    Diluted                                      121,833,583       49,066,358      121,833,583       85,113,523
                                               =============    =============    =============    =============


                    See the accompanying notes to unaudited condensed financial statements.


                                   RECLAMATION CONSULTING AND APPLICATION, INC.
                                        CONDENSED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2007 AND 2006
                                                   (UNAUDITED)


                                                                                    2007               2006
                                                                              ---------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                $    (4,780,660)    $    1,289,041
      Adjustments to reconcile net loss to net cash used in
        operating activities:
            Stock-based compensation                                                       --            140,000
            Inssuance of stock options for services rendered                           46,160                 --
            Issuance of employee stock options                                             --                 --
            Issuance of shares for interest on notes payable                          660,800                 --
            Change in fair value of derivative liabilities                                 --         (2,929,567)
            Debt discount on convertible debt                                         290,577                 --
            Amortization of discount on notes payable                               1,531,909            473,602
            Depreciation and amortization                                             318,341             38,819
            Loss on extinguishment of debt                                             18,500                 --
            Gain on cancellation of committed shares                                  (32,400)                --
            (Increase) decrease in operating assets:
                           Accounts receivable                                        (19,430)            10,782
                           Inventories                                                   (540)           (33,775)
                           Prepaid expenses and other current assets                       --              6,004
            Increase (decrease) in operating liabilities:
                           Accounts payable and accrued expenses                     (810,851)            83,782
                                                                              ---------------     --------------

            Total adjustments                                                       2,003,065         (2,210,353)
                                                                              ---------------     --------------

      Net cash used in operating activities                                        (2,777,594)          (921,312)
                                                                              ---------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net cash used in investing activities                                                --                 --
                                                                              ---------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds on notes payable and convertible debentures                    5,190,000          1,383,571
            Payments on notes payable and convertible debentures                   (1,509,866)          (462,259)
                                                                              ---------------     --------------

      Net cash provided by financing activities                                     3,680,134            921,312
                                                                              ---------------     --------------

Net change in cash                                                                    902,540                 --

CASH, BEGINNING OF PERIOD                                                               3,741                 --
                                                                              ---------------     --------------

CASH, END OF PERIOD                                                           $       902,540     $           --
                                                                              ===============     ==============


                     See the accompanying notes to unaudited condensed financial statements.


                                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                        CONDENSED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2007 AND 2006
                                                   (UNAUDITED)
                                                   (CONTINUED)


                                                                                    2007               2006
                                                                              ---------------     --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID FOR: Interest                                                       $       185,677     $       85,621
                                                                              ===============     ==============

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of notes payable and accrued interest to common stock              $     1,857,400     $            -
                                                                              ===============     ==============

Debt discount on debt                                                         $       109,498     $            -
                                                                              ===============     ==============

Issuance of shares for consulting services                                    $        12,500     $            -
                                                                              ===============     ==============

Issuance of shares and warrants for extinguishment of debt                    $        12,500     $            -
                                                                              ===============     ==============

Issuance of committed shares for debt issuance costs                          $       275,000     $            -
                                                                              ===============     ==============


                     See the accompanying notes to unaudited condensed financial statements.

                                                        5

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

Basis of Presentation
---------------------

The accompanying interim condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheet, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008 or for any other interim period during such year. Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended June 30, 2007.

Going Concern
-------------

The Company's condensed financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred cumulative losses of $31,934,916 including net income (loss) of ($1,268,547) and $1,289,041 for the six months ended December 31, 2007 and 2006, respectively, and has a working capital deficit of $635,644 at December 31, 2007.

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

The Company depreciates its property and equipment using the straight-line method over the following estimated useful lives:

Computers and office equipment                       3-5 years
Test equipment                                         5 years
Vehicles                                               5 years

Long-Lived Assets
-----------------

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of December 31, 2007, the Company does not believe there has been any impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

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

Debt Issuance Costs
-------------------

The Company records direct costs of obtaining debt as debt issuance costs and amortizes these costs to interest expense over the life of the related notes/debentures on a straight-line basis, which approximates the effective interest method. Amortization expense for the three months ended December 31, 2007 and 2006 was $90,197 and $90,196, respectively. At December 31, 2007, accumulated amortization totaled $201,227.

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

The Company has no derivative financial instruments as of December 31, 2007.

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

Research and Development
------------------------

The Company's products and the technology underlying its products are in the early stages of market acceptance. The Company has incurred $230,229 and $78,506 for the six months ended December 30, 2007 and 2006, respectively, on research and development efforts, which costs have been expensed as a part of selling, general and administrative expenses.

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

For the six months ended December 31, 2007, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation that is not permitted and therefore not included. Such dilutive amounts would have included shares potentially issuable pursuant to convertible debentures (see Notes 6 and 7) and outstanding "in-the-money" options and warrants (see Note 9).

The following represents a reconciliation of basic and diluted net income (loss) per share for the six months ended December 31, 2007 and 2006:

                                                              Six Months Ended December 31,
                                                            --------------------------------

                                                                 2007               2006
                                                            -------------      -------------
                                                                        (unaudited)
Basic income (loss) per share:
     Net income (loss)                                      $  (4,780,660)     $   1,289,041
                                                            -------------      -------------

     Weighted-average common shares outstanding, basic        121,833,583         49,066,358
                                                            =============      =============

     Basic income (loss) per share                          $       (0.04)     $        0.03
                                                            =============      =============

Diluted income (loss) per share:
     Net income (loss)                                      $  (4,780,660)     $   1,289,041
     Additional debt discount amortization                             --           (485,759)
     Change in fair value of derivative liabilities                    --         (2,929,567)
     Convertible notes interest expense (net of taxes)                 --             55,000
                                                            -------------      -------------

     Adjusted net income (loss) available to common
       stockholders                                         $  (4,780,660)     $  (2,071,285)
                                                            =============      =============

Weighted-average common shares outstanding, basic             121,833,583         49,066,358
     Effect of dilutive securities:
           Stock options and warrants                                  --          1,818,182
           Convertible notes payable                                   --         34,228,983
                                                            -------------      -------------

     Weighted-average common shares outstanding,
       diluted                                                121,833,583         85,113,523
                                                            =============      =============

     Diluted net income (loss) per share                    $       (0.04)     $       (0.02)
                                                            =============      =============

Stock-Based Compensation
------------------------

At December 31, 2007, the Company has no stock-based compensation plans.

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

As stock-based compensation expense recognized in the statement of operations for the three and six months ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three and six months ended December 31, 2007, of 0% was based on historical forfeiture experience.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's accumulated loss position, there were no such tax benefits during the three and six months ended December 31, 2007 and 2006. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

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

Assumptions for the three and six months ended December 31, 2007 were as follows: risk-free interest rate 4.81%, dividend yield 0%, volatility factor of 173% and a weighted - average expected term of three years.

A summary of option activity as of December 31, 2007 and changes during the three months then ended, is presented below:

                                                           December 31, 2007

                                                            Weighted-Average
                                                                       Remaining     Aggregate
                                                         Exercise     Contractual    Intrinsic
                                            Shares         Price      Term (Years)     Value
                                          -----------   -----------   -----------   -----------
Options outstanding at July 1, 2007        14,990,000   $      0.23            --            --
  Options granted                             500,000          0.17            --            --
  Options forfeited                                --            --            --            --
  Options exercised                                --            --            --            --
Options outstanding at December 31, 2007   15,490,000   $      0.23          1.44   $    18,900
                                          ===========   ===========   ===========   ===========
Options exercisable at December 31, 2007   15,240,000   $      0.23          1.44   $    18,900
                                          ===========   ===========   ===========   ===========

Upon the exercise of options, the Company issues new shares from its authorized shares. 500,000 options were granted during the three and six months ended December 31, 2007. Zero(0) options were granted during the three months ended December 31, 2007. The weighted average grant date fair value of options granted during the six months ended December 31, 2007 was $0.11 per share.

There was no stock-based compensation expense related to stock options under SFAS 123(R) for the Six months ended December 31, 2007.

Concentrations
--------------

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. From time-to-time, the Company's cash balances exceed the amount insured by the FDIC. Management believes the risk of loss of cash balances in excess of the insured limit to be low.

The majority of revenues in the periods ended December 31, 2007 and 2006 were generated from one major distributor, Applied Industrial Technologies. The majority of receivables at December 31, 2007 were from the Applied Industrial Technologies and Iron Ore of Canada. For the three and six months ended December 31, 2007, total sales to Applied Industrial Technologies amounted to $43,668 and $62,827 respectively, or approximately 47.5% and 43.6%, respectively, of our sales and as of December 31, 2007, accounts receivable from Applied Industrial Technologies and Iron Ore of Canada accounted for approximately 37.9% and 30.9% respectively of our total accounts receivable.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other instruments and certain other items that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. It does not eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective in fiscal years beginning after November 15, 2007. The Company expects to adopt SFAS No. 159 on July 1, 2008. The Company is in the process of evaluation the provisions of the statement, but does not anticipate that the adoption of this standard will have material impact on its financial statements.
                                       10
NOTE 3 - ACCOUNTS RECEIVABLE
----------------------------

All accounts receivable are trade related. These receivables are current and no reserve for uncollectible accounts is deemed necessary.

NOTE 4 - INVENTORIES
--------------------

Inventories consist of the following as of December 31, 2007:

         Raw materials                                              $   18,770
         Finished goods                                                 26,990
                                                                    -----------
                                                                    $   45,760
                                                                    ===========

NOTE 5 - PROPERTY AND EQUIPMENT
-------------------------------

The following is a summary of property and equipment at December 31, 2007:

         Computers and office equipment                             $   12,200
         Test equipment                                                 51,430
         Vehicles                                                       17,410
                                                                    -----------
                                                                        81,040

         Less accumulated depreciation                                 (42,490)
                                                                    -----------
                                                                    $   38,550
                                                                    ===========

Depreciation expense was $2,570 and $3,576 for the three months ended December 31, 2007 and 2006, respectively. Depreciation expense was $6,274 and $7,152 for the six months ended December 31, 2007 and 2006, respectively.

NOTE 6 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consist of the following at December 31, 2007

  Unsecured convertible debt to stockholders, bearing interest at 10 percent per
    annum, due on July 18, 2009 (see below)                                            $ 1,305,936

  Unsecured revolving line of credit to stockholders, bearing interest at 12 percent per annum, due on July 18, 2009, net of debt discount of $27,132
    (see below)                                                                            522,718

  Note payable to Paul Hughes, bearing interest at 12 percent per annum, convertible to common shares at $0.20 per share, interest payable monthly, principal due on
    November 29, 2008, secured by substantially all assets of the Company, net of
    debt discount of $137,171 (see Note 7)                                                 262,829

  Unsecured note payable to stockholder, bearing interest at 10 percent per annum,
    due on demand                                                                          135,112

  Notes payable bearing interest at 12 percent per annum, convertible to common shares at $0.12 per share, due March 10, 2009, secured by substantially all assets of the
    Company, net of debt discount of $333,496 (see below)                                  121,534

  Unsecured notd payable to stockholder, bearing interest at 12 percent per annum, due
    on demand                                                                                  295

  Unsecured note payable debt to stockholder, $2,500 interest payable on maturity, due
    on demand                                                                               25,000

  Unsecured note payable to stockholder, bearing interest at 12 percent per annum, due
    on demand                                                                               45,000
                                                                                        -----------
  Subtotal                                                                               2,418,424

  Less current portion                                                                    (468,236)
                                                                                        ----------
                                                                                        $1,950,188
                                                                                        ==========

Interest expense on notes payable - related parties (including amortization of debt discount) for the three months ended December 31, 2007 and 2006 was approximately $166,300 and $54,275, respectively. Interest expense on notes payable- related parties (including amortization of debt discount) for the six months ended December 31, 2007 and 2006 was approximately $1,666,300 and $90,020, respectively

UNSECURED CONVERTIBLE DEBT TO STOCKHOLDERS
------------------------------------------

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

Since the 2007 amendment resulted in terms that, pursuant to EITF No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," were substantially different from the terms of the original notes, the modification was treated as an extinguishment of debt for the three months ended December 31, 2007, with no resulting gain or loss. In addition, the Company accelerated the amortization of the debt discount related to the $1,787,800 that was converted, totaling $1,246,143. The amortization of the discount recognized through July 18 (up to the date of the modification) was $183,857.

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

The Company requests advances under line of credit from time to time to fund its operating and compliance costs. As of December 31, 2007 the balance of principal and accrued interest on the line of credit was $600,076, consisting of $549,850 in principal and $50,226 in interest.

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

NOTE 7 - NOTES PAYABLE

Notes payable consist of the following at December 31, 2007

  Note payable bearing interest at 12 percent per annum, convertible to common shares at $0.20 per share, interest payable monthly, principal due on
    November 29, 2008, secured by substantially all assets of the Company, net of
    debt discount of $237,428 (see below)                                               $  522,557

  Unsecured notes payable, bearing interest at 12 percent per annum, due on demand,
    net of discount of $8,368 (see below)                                                   61,632

  Note payable bearing interest at 12 percent per annum, convertible to common shares at $0.14 per share, interest payable monthly, principal due on December 11, 2010, secured by substantially all assets of the Company, net of debt discount of
    $818,445 (see below)                                                                 2,181,555

  Note payable bearing interest at 12 percent per annum, convertible to common shares at $0.22 per share, interest payable monthly, principal due on November 7, 2010, secured by substantially all assets of the Company, net of debt discount of
    $221,703 (see below)                                                                   278,297

  Notes payable bearing interest at 10 percent per annum and paid semi-annually, convertible to common shares at $0.40 and $0.45 per share, due on demand,
    secured by substantially all assets of the Company                                       3,000

                                                                                       -----------
  Subtotal                                                                               3,047,041

  Less current portion                                                                    (587,189)
                                                                                       -----------
                                                                                       $ 2,459,852
                                                                                       ===========

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

At any time prior to the maturity date, each Debenture Holder has the option to convert the outstanding balance of principal, unpaid interest, and/or up to six months of future interest into shares of the Company's common stock at a price of $0.20 per share. On November 13, 2007 the Company issued a total of 348,000 shares of common stock representing the conversion of $69,600 of interest. This BCF was estimated to be $233,176 and will be amortized to interest expense over 36 months, the term of the debentures. The Company recognized $37,654 of interest expense during the three months ended December 31, 2007 related to this BCF.

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

As of December 31, 2007 and based on a conversion price of $0.20 per share, the amount of common stock which would have been issuable upon full conversion of the aggregate outstanding balance of the Debentures, plus six months of future interest is 410,960 shares or approximately .003% of our outstanding common stock. With the issuance of these shares, the Debenture Holders would also receive warrants for the purchase of 410,960 shares of common stock, or approximately )003% of the Company's outstanding common stock, which would have been valued at approximately $95,520 and would have been recognized as interest expense over the remaining life of the Debentures if they had been granted.

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

The $105K Debenture carries simple interest of 12% per annum and matures on April 21, 2009. Interest is payable monthly, with the principal due on the maturity date. At any time prior to the maturity date, Mr. Gish has the option to convert the outstanding balance of principal, unpaid interest, and/or up to six months of future interest into shares of our common stock at a conversion price of $0.20 per share.

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

In September 2007, the Company entered into an oral agreement with Joan Gish, (the wife of Norman Gish)pursuant to which she agreed to lend the Company $300,000. The Company memorialized its oral agreement with Ms. Gish through a convertible debenture dated September 11, 2007 in the amount of $300,000. This debenture carries simple interest of 12% per annum and matures on March 10, 2009. Interest is payable monthly, with the principal due on the maturity date. At any time prior to the maturity date, Ms. Gish has the option to convert the outstanding balance of principal, unpaid interest, and/or up to six months of future interest into shares of our common stock at a conversion price of $0.12 per share.

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

On December 12, 2007, we issued a Secured Convertible Debenture (the "Debenture") to Pala Investments Holdings Limited ("Pala"). The Debenture provides for us to receive $5,000,000 in two tranches: a first tranche of $3,000,000 which funded immediately on closing (the "First Tranche"), and a second tranche of $2,000,000 which we will be entitled to if we meet certain performance benchmarks by December 31, 2008, or which may otherwise be provided at Pala's discretion (the "Second Tranche'). The Debenture carries interest of 12% per annum, compounding quarterly, and matures on December 11, 2010 (the "Maturity Date").

The Debenture has been offered and sold to Pala in reliance upon exemptions from registration pursuant to Regulation S and Regulation D promulgated under the Securities Act of 1933, as amended. Pala is a non-U.S. person as defined in Rule 502 of Regulation S and an accredited investor as defined by Rule 501 of Regulation D.

CONVERSION RIGHTS

Prior to the Maturity Date, Pala will have the option to convert the outstanding balance of principal and unpaid interest into shares of our common stock (the "Shares") at a conversion price of $0.14 per share. The Debenture requires us to effect a 1 for 2 reverse split of our outstanding common stock and to increase our authorized shares of common stock from 150,000,000 to 200,000,000 (the "Share Reorganization.)" We are required to use best efforts to effect the Share Reorganization by February 10, 2008, and must complete the Share Reorganization no later then April 10, 2008. Pala's conversion rights commence on the effective date of the Share Reorganization and continue until the Maturity Date.

WARRANTS

For every dollar of principal advanced under the Debenture, Pala is entitled to a warrant (a "Warrant" and collectively the "Warrants") to purchase one share of our common stock at $0.21 per share (the "Warrants"). The Warrants expire on December 11, 2010. Pala has received 3,000,000 Warrants in connection with the first tranche and will be entitled to an additional 2,000,000 Warrants in the event the Second Tranche funds.

In the 1 for 2 reverse split to be effected as part of the Share Reorganization and in any future reverse split, the number of Warrants is not subject to adjustment, but the Warrant exercise price will be adjusted upwards. As adjusted for Share Reorganization, the 3,000,000 Warrants with an exercise price of $0.21 per share already received by Pala will be 3,000,000 Warrants with an exercise price of $0.42 per share.

SECOND TRANCHE

As long as we are not in default under the Debenture and the representations and warranties we made in the Debenture as of December 12, 2007 remain true and accurate, we are entitled to receive the $2,000,000 Second Tranche if we meet all of the following benchmarks by December 31, 2008 (the "Benchmarks"):

      o We have sold at least one million (1,000,000) gallons of our Alderox product during calendar year 2008;

      o We have signed orders or contracts for the sale of at least 1,000,000 gallons of Alderox during calendar year 2009, or we have the reasonable expectation of selling at least 1,000,000 gallons of Alderox during calendar year 2009 based on signed orders for the sale of Alderox in calendar year 2009 and/or existing customer accounts; and

      o We have reached a gross profit margin of Five Dollars ($5.00) per gallon on our total sales of Alderox as calculated according to U.S. Generally Accepted Accounting Procedures in effect at the time in calendar year 2008.

Even if we do not meet the Benchmarks, Pala may fund the Second Tranche at its sole discretion. However, we can offer no assurances that we will meet the Benchmarks and qualify for the Second Tranche.

RIGHT OF FIRST REFUSAL

During the term of the Debenture, Pala has a right of first refusal on financings by the Company with the exception of transactions involving the following:

      o Our issuance of any securities (other than for cash) in connection with a merger, acquisition or consolidation;

      o Our issuance of securities in connection with license agreements, joint ventures and other similar strategic partnering arrangements, so long as such issuances are not for the primary purpose of raising capital;

      o Our issuance of common stock or the issuance or grants of options to purchase common stock pursuant to stock option plans and employee stock purchase plans;

      o Any issuances of stock as a result of the exercise of options or warrants or conversion of convertible notes which are granted or issued prior to the Debenture;

      o Any warrants issued to the Lender pursuant to or otherwise for the transactions contemplated by this Agreement;

      o Any financing which by its terms is to fund at or following the Maturity Date, or which is entered into for the purpose of repaying the Debenture; and

      o     Permitted Indebtedness (as defined below)

The right of first refusal provisions require us to give Pala written notice of any proposed non-exempt financings, prior to proceeding with such financing. On receiving such notice, Pala has 15 trading days to elect to provide the financing on the proposed terms before we can proceed with obtaining such financing from a third party.

OTHER REQUIREMENTS AND RESTRICTIONS

Without Pala's approval, we may not enter into any further indebtedness other then the following (the "Permitted Indebtedness"):

      o     All accounts payable generated in the normal course of business;

      o Additional advances on Borrower's existing line of credit from Canvasback Company Limited (the "Canvasback Line of Credit"), provided that the aggregate outstanding balance shall not exceed $500,000;

      o Indebtedness with respect to capital lease obligations (including leases of real property) or other obligations for equipment purchases not to exceed $100,000;

      o Loans or advances on a credit facility or facilities, provided the terms thereof are not substantially more burdensome than those of the Canvasback Line of Credit and the aggregate balance of such loans or advances together with that of the outstanding balance of Canvasback Line of Credit is not more then the maximum balance of the Canvasback Line of Credit; and

      o Extensions, renewals, refundings, refinancings, modifications, amendments and restatements of the above items or any indebtedness existing as of the date of the Debenture, provided that (i) the principal amount thereof is not increased and (ii) the terms are not modified to impose substantially more burdensome terms upon us.

The Debenture imposes a number of other restrictions and requirements on the Company. Without Pala's approval we may not:

      o Allow ourselves to be listed on the TSX Venture Exchange or on any other exchange, provided however that we may allow our shares to be traded on the Over-the-Counter Bulletin Board or the Pink Sheets.

      o     Amend our Articles or Bylaws except as allowed by the Debenture.

      o Sell, or otherwise dispose of our assets (other than the sale of inventory in the ordinary course of business nor liquidate, dissolve or suspend business operations;

      o Transfer any of our intellectual property nor permit any agreement under which we have licensed intellectual property to lapse. We may only license our intellectual property in the ordinary course of our business in connection with sales of inventory or provision of services to its customers, including but not limited to our entering into distribution agreements;

      o Participate in a consolidation or merger, or similar reorganization with another company;

      o Engage in any line of business materially different from our present line of business, nor purchase, lease or otherwise acquire assets not related to our business;

      o Adopt any material change in accounting principles other than as required by U.S. Generally Accepted Accounting Principles nor adopt, permit or consent to any change in its fiscal year;

      o Transfer our chief executive office or principal place of business, nor move, relocate, close or sell any business location,

      o Enter into any exclusive distribution agreement, or any agreement that commits a minimum volume of supply to a distributor, unless we can terminate such notice by providing a maximum of 90 days notice.

The Debenture also requires us to provide Pala with monthly sales reports and financial statements.

REGISTRATION RIGHTS

Pursuant to a Registration Rights Agreement we entered into with Pala concurrent with the issuance of the Debenture, we are required to register the shares underlying the Warrants and the shares receivable on conversion of the Debenture with the SEC for resale by Pala. Pala's right to demand the registration of these shares commences on the date we accomplish our Share Reorganization. Following any such demand by Pala, we must file a registration statement within 60 days and use reasonable best efforts to cause it to be declared effective as soon as possible and to keep such statement effective until June 11, 2011, unless the shares are sooner sold or sooner qualify for sale pursuant to Rule 144(k).

SECURITY INTEREST IN COMPANY ASSETS

The obligations under the Debenture are secured by a security interest in all of our assets. On the occurrence of any of the following events, Pala may accelerate the Maturity Date, commence legal action against us, and foreclose on our assets:

      o     Our failure to make payments under the Debenture when due;

      o Our default under any other agreement or instrument evidencing indebtedness, the effect of which is to cause such indebtedness to become due and payable before its stated maturity date or its scheduled dates of repayment, and such default continues for longer then any applicable grace period or cure period specified by such document;

      o If any representation or warranty made by us or on behalf of us in writing in any document furnished in connection with the Debenture shall prove to have been false or incorrect in any material respect on the date as of which was made; provided, however, that if such false or incorrect representation or warranty is curable, we have 14 days to cure it;

      o If we default in observing or performing any covenant or agreement under the Debenture or note, other then a failure to make a payment when due, provided that is such default is curable, we have 14 days to cure it;

      o If we become insolvent or admit in writing an inability to pay debts as they mature; or we make a general assignment for the benefit of our creditors; or a compromise or arrangement is proposed by us to our creditors; or if any order is made or an effective resolution is passed for our winding-up; or if a custodian, trustee, receiver or other officer with like powers is appointed for us under applicable bankruptcy or insolvency legislation; or if bankruptcy proceedings are instituted by or against us, provided that in the case of an involuntary petition, such petition is not dismissed within 60 days;

      o If any subordinated creditor defaults in observing or performing any covenant or agreement under any subordination agreement in favor of Pala, provided that if such default is curable, we have 14 days to cure it, or if we take or participate in any action which would be prohibited under the provisions of any such subordination agreement or makes any payment with respect to indebtedness that has been subordinated pursuant to any such subordination agreement;

      o If a final judgment which, with other outstanding final judgments against us, exceeds $50,000 is entered against us and if, within 60 days after entry thereof, such judgment shall not have been discharged or execution thereof stayed pending appeal, or if, within 60 days after the expiration of any such stay, such judgment shall not have been discharged; or

      o If we default in the performance or compliance of any obligation or undertaking of the Company in the Voting Agreement or the Registration Rights Agreement provided such default has continued for a period of 14 days after we become aware of it.

USE OF PROCEEDS

We are using proceeds from the Debenture to repay approximately $2,000,000 of debt as required by the Debenture. We plan to use the remaining funds for the operation of our business and for the repayment of remaining debt as such debt comes due.

To the extent Pala does convert its Debenture and we are unable to repay the Debenture from our revenues, we will need additional capital to make the interest and principal payments due under the Debenture. We can offer no assurance that we will be able to raise all or any portion of the funds necessary to repay Pala on terms favorable to us or at all.

SUBORDINATION AGREEMENTS

As a condition precedent to our receipt of the First Tranche, Canvasback Company Limited, Paul Hughes, 0761291 B.C. Ltd., and Eat-Me Foods, Ltd, all of whom hold debt secured by our assets, signed Subordination Agreements, subordinating their debt to that of Pala's.

In order to induce 0761291 B.C. Ltd. and Eat-Me Foods, Ltd. to enter into the Subordination Agreements, we entered into amendments to their Secured Convertible Debentures providing for each of them to receive warrants for the purchase of 166,666 shares of our common stock. These warrants have an exercise price of $0.17 per share and are exercisable for three years. In the event that the closing price of our common stock equals or exceeds $0.80 per share for 20 consecutive trading days, we have the option to cancel the unexercised warrants after 45-days prior written notice. These warrants are subject to proportional adjustment in the planned 1 for 2 reverse split.

The warrants are being issued to 0761291 B.C. Ltd. and Eat-Me Foods, Ltd. in reliance upon exemptions from registration pursuant to Regulation S and Regulation D promulgated under the Securities Act of 1933, as amended. 0761291 B.C. Ltd. and Eat-Me Foods, Ltd. are non-U.S. persons as defined in Rule 502 of Regulation S and accredited investors as defined by Rule 501 of Regulation D.

VOTING AGREEMENT

Concurrent with the issuing of the Debenture, the Company, Pala and six of our shareholders entered into a Voting and Right of First Refusal Agreement (the "Voting Agreement"). The six shareholders who are party to the Voting Agreement are our executive officers and directors, Michael C. Davies, Gordon W. Davies and Paul Hughes; and our three largest shareholders: Sally Holden, Paul Hazell and Canvasback Company Limited. The Voting Agreement remains in effect until:

      o The date on which the Debenture is repaid in full, if Pala has not elected to convert the Debenture into Shares; and

      o The date on which Pala beneficially owns less then 10% of the Company's outstanding shares.

Pursuant to the Voting Agreement, Pala and the six shareholders must vote all of their Company shares as necessary to elect a designee of Pala to our Board of Directors and to effect the Share Reorganization. To the extent any of the six shareholders does not vote his or her shares according to the Voting Agreement, Pala has an irrevocable proxy to vote such person's shares pursuant to the agreement.

As the six shareholders control a majority of our outstanding stock, the election of Pala's designee is assured and shareholder approval of the Share Reorganization is assured. As of the date of this report, Pala has not yet designated a director.

Additionally, in the event any of the six shareholders proposes to sell or otherwise dispose of his or her shares, the Voting Agreement provides Pala to receive a right of first refusal to purchase such shares on the same terms as those proposed. The right of first refusal does not apply to certain permitted dispositions such as transfers to certain family members, provided the recipient agrees to be bound by the restrictions of the Voting Agreement.

The Voting Agreement also provides for the Company to provide the following to
Pala:

      o A right of first refusal on future financings, substantially similar to those of the right of first refusal provision in the Debenture Agreement discussed above;

      o     Monthly sales reports and financial statements; and

      o An opportunity to enter into a non-exclusive distribution agreement on terms no less favorable then those provided to any other distributor of our products.

We are currently negotiating the terms of the non-exclusive distribution agreement with Pala.

NOTE 8 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Litigation
----------

On or about August 24, 2007, the Company was served with a complaint filed by Monarch Bay Capital Group, L.L.C. ("MBCG") to recover a redemption fee under the terms of a consulting agreement between MBCG and the Company dated October 27, 2007 claiming a fee of $279,993. On September 17, 2007 we filed an answer to the complaint denying all allegations of MBCG, and pleading various affirmative defenses as to conflict of interest, lack of performance and non-disclosure going to the issues to be raised by the Company in the action. On December 13, 2007 the Company and MBCG finalized a settlement agreement where the Company paid MBCG $125,000 in return for a release of all liability associated with their claim.

On or about May 23, 2007, we were served with a complaint filed by Shaub & Williams, LLP seeking damages against us in amount not less than $26,740 plus interest at the rate of 1.5% per month from December 1, 2006, reasonable attorneys' fees and costs of suit for alleged services. At this time the Company cannot determine the outcome of this matter and the Company has not recorded any accrual at September 30, 2007. On February 8, 2008 the Company entered into a settlement agreement with Shaub & Williams where the Company has agreed to pay and has since paid to Shaub & Williams a total of $17,000 in return for a full release of their claim.

In September 2005, litigation between the Company and a former lessor was settled through arbitration. The complaint alleged a breach of contract by the Company for not paying amounts due as per the lease terms. The terms of the settlement require the Company to pay $30,000 on March 1, 2006. Beginning April 1, 2006, the Company is required to pay monthly installments of $3,100 for twenty-four months. These amounts are recorded as an accrued judgment payable on the accompanying balance sheet. The Company may prepay the remaining balance at a twenty percent discount at any time. If the Company defaults on any of the required payments, an additional $40,000 due under the terms of the original lease will become due and payable. The payment of the settlement is personally guaranteed by Mr. Gordon Davies. On January 16, 2008 the Company made a final payment of $2,500, there are no further obligation outstanding between the Company and the former lessor.

Loss on Collateralized Shares
-----------------------------

In April 2006 the Company entered into an agreement to borrow $300,000 from a third party and collateralized 1,500,000 shares of the Company's common shares in order to consummate the loan. The collateralized shares were the property of one of the Company's shareholders. The loan never funded and the agreement was voided. During the return of the collateralized shares to the shareholder a total of 500,000 shares were mishandled and could not be located. The Company had accrued a total of $110,000 for the loss of the collateralized shares and on November 14, 2007 the Company made a $110,000 payment to the shareholder. There are no further obligations outstanding between the Company and shareholder.

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

NOTE 9 - STOCKHOLDERS' EQUITY
-----------------------------

Common Stock
------------

During the six months ended December 31, 2007 the Company issued a total of 66,428,000 shares of common stock, as follows: 348,000 shares for the conversion of $54,000 of interest on a convertible debenture, 65,000,000 shares for the conversion of $1,787,800 of convertible notes (see Note 6), 1,000,000 shares committed in fiscal 2007 to compensate two individuals for making personal guaranties and a mortgage for Company obligations (see Note 6), 50,000 shares for professional services rendered valued at $12,500 and 30,000 shares as part of an agreement in July 2007 whereby the Company issued the shares to an investor pursuant to the terms of an amendment to a promissory note. The terms of the amendment are that the Company agreed to pay the principal amount owing of $10,000 on or before December 30, 2007, to issue 30,000 shares of common stock and issue 80,000 warrants having an exercise price of $0.20 per share and expiring September 28, 2010 in return for the release of all accrued and future interest and penalty under the note. On December 14, 2007 the Company made final payment and all liability has since been released.

STOCK OPTIONS AND WARRANTS
--------------------------

During the six months ended December 31, 2007 the Company issued a total of 4,216,332 warrants, all of which were vested as of December 31, 2007, and 500,000 options of which 125,000 were vested as of December 31, 2007. Total outstanding options and warrants at December 31, 2007 were 31,335,357.

On December 31, 2007 the Company memorialized agreements with Michael Davies, Gordon Davies, Paul Hughes and Canvasback Company, Limited to relinquish certain stock options and or warrants until such time that the Company completes a reverse split or increases their authorized shares. The following are the number of stock options and or warrants that each shareholder has relinquished:

Michael Davies                                                4,500,000
Gordon Davies                                                 4,500,000
Paul Hughes                                                   2,000,000
Canvasback Company Limited                                    5,875,000

The following assumptions were used under the Black-Scholes method at the date of grant to estimate the fair value of the option and warrant grants to non-employees during the three months ended September 30, 2007:

                Expected Life                       1-5 Years
                Risk-free interest rate            3.72-4.88%
                Dividend yield                             0%
                Volatility                               107%

NOTE 10 - LICENSE
-----------------

Effective January 4, 2006, the Company entered into a license agreement with Billfighter Investments, Limited ("Billfighter"), in which the Company agreed to grant 4,000,000 shares of common stock and a note payable in the amount of $180,000 for the ability to utilize certain technology owned by Billfighter. The shares were valued at $320,000 based on the fair market value on the date of grant of $0.08 per share, resulting in a total value of $500,000. The principal of $180,000 and interest of $557 was converted the following day, January 5, 2006, into 3,611,150 shares of common stock based on the fair market value on that date of $0.05 per share. The license grants the Company the sole and exclusive right and license to use, produce, manufacture, market, sell and distribute the licensed product within a defined territory. The Company also agrees to pay cash royalties in the amount of 10% of net revenues generated by the license. The license has no defined term and is subject to termination by either party. The Company believes the license has a useful life of 10 years and is amortizing on a straight-line basis over this term. Amortization expense of $12,500 was recognized during both of the three months ended December 31, 2007 and 2006 and is included in selling, general and administrative expenses in the accompanying condensed statements of operations.

NOTE 11 - SUBSEQUENT EVENTS
---------------------------

On February 7, 2008 the Company entered into a Consulting Agreement With a consultant to perform such services as corporate planning and the coordination of marketing efforts. The terms of this agreement allows for monthly compensation of $15,000 per month for a period of 12 consecutive months, the term of the consulting agreement. As additional compensation the Company will issue a total of 1,000,000 shares of restricted capital stock post the proposed 1:2 reverse split and will release these shares in lots of 250,000 shares beginning on the next business day following the proposed 1:2 reverse split, 250,000 shares on June 30, 2008, 250,000 shares on September 30, 2008 and 250,000 shares on December 31, 2008. The Company has also agreed to issue the consultant a total of 1,000,000 Warrants to purchase restricted stock following the proposed 1:2 reverse split. The Warrants will vest proportionately throughout the term of the 12 month agreement 1/12 per month in lots of 250,000 warrants the first lot exercisable at $0.35, the second lot of 250,000 warrants exercisable at $0.45, the third lot of 250,000 warrants exercisable at $55 and the final lot of 250,000 warrants exercisable at $0.65. No adjustment to the number of shares issuable on exercise of the warrants or the exercise price of the warrants shall be made on any reverse split of the Company's common stock. The compensation set forth in this consulting agreement shall adjust proportionately based upon any termination of this agreement prior to January 31, 2009. In the event the agreement is terminated by either party, with or without cause, the consultant shall not be entitled to keep more than a number of shares equal to the number of days of the term multiplied by 2,739 and shall be entitled to return the excess number of shares to the Company.

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

As reflected in our Financial Statements included in Item 1 of Part I of this Report, we have incurred cumulative losses of $31,934,916, including net loss of $1,268,547 and $1,289,041 for the six-month periods ended December 30, 2007 and 2006, respectively. At December 31, 2007, we have a working capital deficit of $635,644.

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

We currently lack sufficient authorized shares of common stock to effect the issuance of all outstanding options, warrants and convertible instruments. In order for the Company to have sufficient authorized shares for the issuance of shares underlying such obligations, the Company will need to amend its Articles of Incorporation to increase the number of authorized shares or to effect a reverse split of its outstanding shares. Our management has committed to effect a 1 for 2 reverse split of our common stock and to simultaneously increase our authorized shares of common stock from 150,000,000 to 200,000,000, (collectively, the "Share Reorganization."). As certain of our options, warrants and convertible instruments will, pursuant to their terms, not be subject to proportional adjustment for the reverse split, the Share Reorganization will cause dilution to our holders of our common stock. Our failure to either increase the number of our authorized shares or effect a reverse split would result in contingent liabilities to holders of outstanding options, warrants and convertible instruments and also make it more difficult for us to raise capital. However, we provide no assurance that such event will take place.

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

Because the $1,787,800 converted included the principal and accrued interest of the loans which had a conversion price of $0.05 and $0.025, the average conversion price for the Initial Conversion Shares was approximately $0.0275.

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

On December 13, 2007 the Company made payment against the revolving line of credit totaling $271,150. As of December 31, 2007 the principal balance of the line of credit was $549,850 and accrued interest totaled $50,225.

On the occurrence of any of the following events not cured by us within ten days after receiving written notice of such event from Canvasback, the Loan Documents allow Canvasback to suspend the making of further advances, accelerate the maturity date, commence legal action against us, and foreclose on all of our assets:

      o our failure to fulfill any of our obligations under the Loan Documents, including any failure to pay principal or interest on the line of credit when due;
      o the breach of any warranty or representation made by us in the Credit Agreement or Security Agreement;
      o the breach of any warranty or representation made by us in the Credit Agreement or Security Agreement;
      o     any dissolution or termination of our existence;
      o our filing of a voluntary petition in bankruptcy seeking reorganization, arrangement or readjustment of debts; or
      o any filing of an involuntary petition against us in bankruptcy seeking reorganization, arrangement or readjustment of debts that is not dismissed or discharged within 60 days.

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

PALA SECURED CONVERTIBLE DEBENTURE

SECURED CONVERTIBLE DEBENTURE

On December 12, 2007, we issued a Secured Convertible Debenture (the "Pala Debenture") to Pala Investments Holdings Limited ("Pala"). The Debenture provides for us to receive $5,000,000 in two tranches: a first tranche of $3,000,000 which funded immediately on closing (the "First Tranche"), and a second tranche of $2,000,000 which we will be entitled to if we meet certain performance benchmarks by December 31, 2008, or which may otherwise be provided at Pala's discretion (the "Second Tranche'). The Debenture carries interest of 12% per annum, compounding quarterly, and matures on December 11, 2010 (the "Maturity Date").

Pursuant to the terms of the Secured Convertible Debenture ("Pala Debenture") we sold Pala Investments Holdings ("Pala") on December 12, 2007 and ancillary agreements, we are required to effect the Share Reorganization by April 10, 2008. The Pala Debenture provides for us to receive $5,000,000 in two tranches: a first tranche of $3,000,000 which funded immediately on closing (the "First Tranche"), and a second tranche of $2,000,000 which we will be entitled to if we meet certain performance benchmarks by December 31, 2008, or which may otherwise be provided at Pala's discretion (the "Second Tranche'). The Pala Debenture carries interest of 12% per annum, compounding quarterly, and matures on December 11, 2010 (the "Maturity Date").

Pala and its affiliated companies together have over 1.7 billion dollars under management and focus on investing in the mining and natural resources sector. Pala is based in Jersey in the United Kingdom. Its exclusive advisor, Pala Investments AG, is based in Zug, Switzerland.

CONVERSION RIGHTS

Prior to the Maturity Date, Pala will have the option to convert the outstanding balance of principal and unpaid interest into shares of our common stock at a conversion price of $0.14 per share. The Pala Debenture requires us to effect a 1 for 2 reverse split of our outstanding common stock and to increase our authorized shares of common stock from 150,000,000 to 200,000,000 (the "Share Reorganization.)" We are required to use best efforts to effect the Share Reorganization by February 10, 2008, and must complete the Share Reorganization no later then April 10, 2008. Pala's conversion rights commence on the effective date of the Share Reorganization and continue until the Maturity Date.

WARRANTS

For every dollar of principal advanced under the Pala Debenture, Pala is entitled to a warrant to purchase one share of our common stock at $0.21 per share. The warrants expire on December 11, 2010. Pala has received 3,000,000 warrants in connection with the first tranche and will be entitled to an additional 2,000,000 warrants in the event the Second Tranche funds.

In the 1 for 2 reverse split to be effected as part of the Share Reorganization and in any future reverse split, the number of Pala's warrants will not be subject to adjustment, but the exercise price will be adjusted upwards. As adjusted for Share Reorganization, the 3,000,000 warrants with an exercise price of $0.21 per share already received by will become 3,000,000 warrants with an exercise price of $0.42 per share.

SECOND TRANCHE

As long as we are not in default under the Pala Debenture and the representations and warranties we made in the Pala Debenture as of December 12, 2007 remain true and accurate, we are entitled to receive the $2,000,000 Second Tranche if we meet all of the following benchmarks by December 31, 2008 (the "Benchmarks"):

      o We have sold at least 1,000,000 gallons of our Alderox product during calendar year 2008;

      o We have signed orders or contracts for the sale of at least 1,000,000 gallons of Alderox during calendar year 2009, or we have the reasonable expectation of selling at least 1,000,000 gallons of Alderox during calendar year 2009 based on signed orders for the sale of Alderox in calendar year 2009 and/or existing customer accounts; and

      o We have reached a gross profit margin of $5.00 per gallon on our total sales of Alderox as calculated according to U.S. Generally Accepted Accounting Procedures in effect at the time in calendar year 2008.

Even if we do not meet the Benchmarks, Pala may fund the Second Tranche at its sole discretion. However, we can offer no assurances that we will meet the Benchmarks and qualify for the Second Tranche.

RIGHT OF FIRST REFUSAL

During the term of the Pala Debenture, Pala has a right of first refusal on financings by the Company with the exception of transactions involving the following:

      o Our issuance of any securities (other than for cash) in connection with a merger, acquisition or consolidation;

      o Our issuance of securities in connection with license agreements, joint ventures and other similar strategic partnering arrangements, so long as such issuances are not for the primary purpose of raising capital;

      o Our issuance of common stock or the issuance or grants of options to purchase common stock pursuant to stock option plans and employee stock purchase plans;

      o Any issuances of stock as a result of the exercise of options or warrants or conversion of convertible notes which are granted or issued prior to the Pala Debenture;

      o Any warrants issued to the Lender pursuant to or otherwise for the transactions contemplated by the Pala Debenture;

      o Any financing which by its terms is to fund at or following the Maturity Date, or which is entered into for the purpose of repaying the Pala Debenture; and

      o     Permitted Indebtedness (as defined below)

The right of first refusal provisions require us to give Pala written notice of any proposed non-exempt financings, prior to proceeding with such financing. On receiving such notice, Pala has 15 trading days to elect to provide the financing on the proposed terms before we can proceed with obtaining such financing from a third party.

OTHER REQUIREMENTS AND RESTRICTIONS

Without Pala's approval, we may not enter into any further indebtedness other then the following (the "Permitted Indebtedness"):

      o     All accounts payable generated in the normal course of business;

      o Additional advances on Borrower's existing line of credit from Canvasback Company Limited (the "Canvasback Line of Credit"), provided that the aggregate outstanding balance shall not exceed $500,000;

      o Indebtedness with respect to capital lease obligations (including leases of real property) or other obligations for equipment purchases not to exceed $100,000;

      o Loans or advances on a credit facility or facilities, provided the terms thereof are not substantially more burdensome than those of the Canvasback Line of Credit and the aggregate balance of such loans or advances together with that of the outstanding balance of Canvasback Line of Credit is not more then the maximum balance of the Canvasback Line of Credit; and

      o Extensions, renewals, refundings, refinancings, modifications, amendments and restatements of the above items or any indebtedness existing as of the date of the Pala Debenture, provided that (i) the principal amount thereof is not increased and (ii) the terms are not modified to impose substantially more burdensome terms upon us.

The Pala Debenture imposes a number of other restrictions and requirements on the Company. Without Pala's approval we may not:

      o Allow ourselves to be listed on the TSX Venture Exchange or on any other exchange, provided however that we may allow our shares to be traded on the Over-the-Counter Bulletin Board or the Pink Sheets.

      o     Amend our Articles or Bylaws except as allowed by the Pala
            Debenture.

      o Sell, or otherwise dispose of our assets (other than the sale of inventory in the ordinary course of business) nor liquidate, dissolve or suspend business operations;

      o Transfer any of our intellectual property nor permit any agreement under which we have licensed intellectual property to lapse. We may only license our intellectual property in the ordinary course of our business in connection with sales of inventory or provision of services to its customers, including but not limited to our entering into distribution agreements;

      o Participate in a consolidation or merger, or similar reorganization with another company;

      o Engage in any line of business materially different from our present line of business, nor purchase, lease or otherwise acquire assets not related to our business;

      o Adopt any material change in accounting principles other than as required by U.S. Generally Accepted Accounting Principles nor adopt, permit or consent to any change in its fiscal year;

      o Transfer our chief executive office or principal place of business, nor move, relocate, close or sell any business location,

      o Enter into any exclusive distribution agreement, or any agreement that commits a minimum volume of supply to a distributor, unless we can terminate such notice by providing a maximum of 90 days notice.

The Pala Debenture also requires us to provide Pala with monthly sales reports and financial statements.

REGISTRATION RIGHTS

Pursuant to a Registration Rights Agreement we entered into with Pala concurrent with the issuance of the Pala Debenture, we are required to register the shares underlying the Pala Warrants and the shares receivable on conversion of the Pala Debenture with the SEC for resale by Pala. Pala's right to demand the registration of these shares commences on the date we accomplish our Share Reorganization. Following any such demand by Pala, we must file a registration statement within 60 days and use reasonable best efforts to cause it to be declared effective as soon as possible and to keep such statement effective until June 11, 2011, unless the shares are sooner sold or sooner qualify for sale pursuant to Rule 144(k).

SECURITY INTEREST IN COMPANY ASSETS

The obligations under the Pala Debenture are secured by a security interest in all of our assets. On the occurrence of any of the following events, Pala may accelerate the Maturity Date, commence legal action against us, and foreclose on our assets:

      o     Our failure to make payments under the Pala Debenture when due;

      o Our default under any other agreement or instrument evidencing indebtedness, the effect of which is to cause such indebtedness to become due and payable before its stated maturity date or its scheduled dates of repayment, and such default continues for longer then any applicable grace period or cure period specified by such document;

      o If any representation or warranty made by us or on behalf of us in writing in any document furnished in connection with the Pala Debenture shall prove to have been false or incorrect in any material respect on the date as of which was made; provided, however, that if such false or incorrect representation or warranty is curable, we have 14 days to cure it;

      o If we default in observing or performing any covenant or agreement under the Pala Debenture or note, other then a failure to make a payment when due, provided that is such default is curable, we have 14 days to cure it;

      o If we become insolvent or admit in writing an inability to pay debts as they mature; or we make a general assignment for the benefit of our creditors; or a compromise or arrangement is proposed by us to our creditors; or if any order is made or an effective resolution is passed for our winding-up; or if a custodian, trustee, receiver or other officer with like powers is appointed for us under applicable bankruptcy or insolvency legislation; or if bankruptcy proceedings are instituted by or against us, provided that in the case of an involuntary petition, such petition is not dismissed within 60 days;

      o If any subordinated creditor defaults in observing or performing any covenant or agreement under any subordination agreement in favor of Pala, provided that if such default is curable, we have 14 days to cure it, or if we take or participate in any action which would be prohibited under the provisions of any such subordination agreement or makes any payment with respect to indebtedness that has been subordinated pursuant to any such subordination agreement;

      o If a final judgment which, with other outstanding final judgments against us, exceeds $50,000 is entered against us and if, within 60 days after entry thereof, such judgment shall not have been discharged or execution thereof stayed pending appeal, or if, within 60 days after the expiration of any such stay, such judgment shall not have been discharged; or

      o If we default in the performance or compliance of any obligation or undertaking of the Company in the Voting Agreement or the Registration Rights Agreement provided such default has continued for a period of 14 days after we become aware of it.

USE OF PROCEEDS

We are using proceeds from the Pala Debenture to repay approximately $2,000,000 of debt as required by the Pala Debenture. We plan to use the remaining funds for the operation of our business and for the repayment of remaining debt as such debt comes due.

To the extent Pala does convert its Debenture and we are unable to repay the Pala Debenture from our revenues, we will need additional capital to make the interest and principal payments due under the Pala Debenture. We can offer no assurance that we will be able to raise all or any portion of the funds necessary to repay Pala on terms favorable to us or at all.

SUBORDINATION AGREEMENTS

As a condition precedent to our receipt of the First Tranche, Canvasback Company Limited, Paul Hughes, 0761291 B.C. Ltd., and Eat-Me Foods, Ltd, all of whom hold debt secured by our assets, signed Subordination Agreements, subordinating their debt to that of Pala's.

In order to induce 0761291 B.C. Ltd. and Eat-Me Foods, Ltd. to enter into the Subordination Agreements, we entered into amendments to their Secured Convertible Debentures providing for each of them to receive warrants for the purchase of 166,666 shares of our common stock. These warrants have an exercise price of $0.18 per share and are exercisable for three years. In the event that the closing price of our common stock equals or exceeds $0.80 per share for 20 consecutive trading days, we have the option to cancel the unexercised warrants after 45-days prior written notice. These warrants are subject to proportional adjustment in the planned 1 for 2 reverse split.

VOTING AGREEMENT

Concurrent with the issuing of the Pala Debenture, the Company, Pala and six of our stockholders entered into a Voting and Right of First Refusal Agreement (the "Voting Agreement"). The six stockholders who are party to the Voting Agreement are our executive officers and directors, Michael C. Davies, Gordon W. Davies and Paul Hughes; and our three largest stockholders: Sally Holden, Paul Hazell and Canvasback Company Limited. The Voting Agreement remains in effect until:

      o The date on which the Pala Debenture is repaid in full, if Pala has not elected to convert the Pala Debenture into Shares; and

      o The date on which Pala beneficially owns less then 10% of the Company's outstanding shares.

Pursuant to the Voting Agreement, Pala and the six stockholders must vote all of their Company shares as necessary to elect a designee of Pala to our Board of Directors and to effect the Share Reorganization. To the extent any of the six stockholders does not vote his or her shares according to the Voting Agreement, Pala has an irrevocable proxy to vote such person's shares pursuant to the agreement.

As the six stockholders control a majority of our outstanding stock, the election of Pala's designee is assured and stockholder approval of the Share Reorganization is assured. As of the date of this report, Pala has not yet designated a director.

Additionally, in the event any of the six stockholders proposes to sell or otherwise dispose of his or her shares, the Voting Agreement provides Pala to receive a right of first refusal to purchase such shares on the same terms as those proposed. The right of first refusal does not apply to certain permitted dispositions such as transfers to certain family members, provided the recipient agrees to be bound by the restrictions of the Voting Agreement.

The Voting Agreement also provides for the Company to provide the following to
Pala:

      o A right of first refusal on future financings, substantially similar to those of the right of first refusal provision in the Pala Debenture discussed above;

      o     Monthly sales reports and financial statements; and

      o An opportunity to enter into a non-exclusive distribution agreement on terms no less favorable then those provided to any other distributor of our products.

DAN LANDAU CONSULTING AGREEMENT

On February 7, 2008 we entered into a Consulting Agreement with Dan Landau Corporation ("DLC") to perform general business consulting services such as corporate planning and the coordination of marketing efforts, for a term of one year. The agreement provides for DLC to receive monthly compensation of $15,000 per month for a period of 12 consecutive months, the term of the consulting agreement. As additional compensation DLC is to receive a total of 1,000,000 shares of restricted common stock following, and not subject to adjustment for, the proposed 1:2 reverse split. DLC is to receive 250,000 shares immediately following our proposed 1 for 2 reverse split, 250,000 shares on June 30, 2008, 250,000 shares on September 30, 2008 and 250,000 shares on December 31, 2008. We also agreed to issue the DLC warrants to purchase 1,000,000 shares of our common stock, to purchase restricted stock following the proposed 1:2 reverse split.

The warrants have a term of one year, will vest proportionately over year at the rate of 1/12 per month and will be issued on a form of certificate to be mutually agreed to by the Company and DLC. 250,000 of the warrants shall have an exercise price of $0.35 per share, 250,000 of the warrants shall have an exercise price of $0.45 per share, 250,000 of the warrants shall have an exercise price of $0.55 per share, and 250,000 of the warrants shall have an exercise price of $0.65 per share. No adjustment to the number of shares issuable on exercise of the warrants or the exercise price of the warrants shall be made for any reverse split of the Company's common stock. . The agreement can be terminated by either party on 30 days prior written notice. The compensation received by DLC is subject to proportional adjustment in the event of an early termination. On any early termination, DLC is not be entitled to keep more than a number of shares equal to the number of days of the term multiplied by 2,739 and must return the excess to the Company.

We believe the issuance of the shares and warrants to DLC is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D. Dan Landau, the principal of DLC, has represented that he is an accredited investor

CRITICAL ACCOUNTING POLICIES

There were no changes to our critical accounting policies as described in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006.

---------------------------------------------------------------------------------------------------------------------------------
                                                    FOR THE THREE MONTHS ENDED
---------------------------------------------------------------------------------------------------------------------------------

                                                December 31, 2007            December 31, 2006           Change        Change
                                             -----------------------      -----------------------      -----------    ---------
                                                             % of                         % of
                                                  $         Revenue            $         Revenue            $             %
                                             -----------   ---------      -----------   ---------      -----------    ---------
Net Revenue                                 $     98,912         100 %   $     34,369         100 %   $     64,543          188 %
Cost of Revenue                                  108,905         110 %         26,271          76 %         82,634          315 %
                                             -----------   ---------      -----------   ---------      -----------    ---------
Gross Profit (Loss)                               (9,993)        (10)%          8,098          24 %        (18,091)        (223)%

Operating Expenses
Selling, General and Administrative
  Expenses                                       920,782         931 %        600,568       1,747 %        320,214           53 %
                                             -----------   ---------      -----------   ---------      -----------    ---------
Loss from Operations                            (930,775)       (941)%       (592,470)     (1,724)%       (338,305)         (57)%

Other Expense:
  Interest income                                  1,942           2 %              -           - %          1,942            - %
  Interest Expense                              (339,714)       (343)%       (275,147)       (801)%        (64,567)          23 %
  Change in Fair Value of Derivative
    Liabilities                                        -           - %        614,424       1,788 %       (614,424)        (100)
  Loss on settlement of debt                           -           - %              -           - %              -            - %
                                             -----------   ---------      -----------   ---------      -----------    ---------
    Net Other Expense                           (337,772)       (341)%        339,277         987 %       (677,049)        (200)%
                                             -----------   ---------      -----------   ---------      -----------    ---------

Loss Before Provision for Income Taxes        (1,268,547)     (1,283)%       (253,193)       (737)%     (1,015,354)        (401)%
Provision for Income Taxes                             -           - %              -           - %              -            - %
                                             -----------   ---------      -----------   ---------      -----------    ---------
Net Loss                                    $ (1,268,547)     (1,283)%   $   (253,193)       (737)%     (1,015,354)        (401)%
                                             ===========   =========      ===========   =========      ===========    =========

Net Loss Per Share
  -Basic and Diluted
     Basic                                  $      (0.01)                $      (0.01)
                                             ===========                  ===========
     Diluted                                $      (0.01)                $      (0.01)
                                             ===========                  ===========

Weighted-Average Common Shares
  Outstanding
  -Basic and Diluted
     Basic                                   121,833,583                   49,066,358                   72,767,225          148 %
                                             ===========                  ===========                  ===========    =========
     Diluted                                 121,833,583                   49,066,358                   72,767,225          148 %
                                             ===========                  ===========                  ===========    =========

NET REVENUE

Net Revenues for the three month period ended December 31, 2007 increased to $98,912 from $34,369 for the three month period ended December 31, 2006. This increase in net revenues of $64,543 or approximately 188% over the prior period is due primarily to the distributorship agreement we entered into with Applied Industrial Technologies and our in-house activity in the southeast portion of the U.S.

COST OF REVENUE

Cost of revenues for the three month period ended December 31, 2007 increased to $108,905 from $26,271 for the three month period ended December 31, 2006. This increase in cost of revenues of $82,634, or approximately 315% over the prior period is due primarily to the increase in material input costs of the goods sold during the period and the cost of application systems.

GROSS PROFIT

Gross profit for the three month period ended December 31, 2007 decreased to ($9,993) from $8,098 for the three month period ended December 31, 2006. This decrease in gross profit of $18,091, or approximately 223% over the prior period is due primarily to the costs associated with the development of the application systems and international shipping expense.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three month period ended December 31, 2007 increased to $920,782 from $600,568 for the three month period ended December 31, 2006. This increase in selling, general and administrative expenses of $320,214, or approximately 53% over the prior period is due primarily to increased staffing, consulting services, marketing and advertising all pertaining to the mining industry.

LOSS FROM OPERATIONS

Loss from operations for the three month period ended December 31, 2007 increased to $930,775 from $592,470 for the three month period ended December 30, 2006. This increase in loss from operations of $338,305, or approximately 57% is due primarily to the increase in selling, general and administrative expenses and costs associated with application systems.

INTEREST EXPENSE

Interest expense for the three month period ended December 31, 2007 increased to $339,714 from $275,147 for the three month period ended December 31, 2006. This increase in interest expense of $64,567, or approximately 23% over the prior period is due primarily to debt discount and debt issuance cost amortization totaling $176,935.

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES

Change in fair value of derivative liability for the three months ended December 31, 2007 decreased to $0 from $(614,424) for the three months ended September 30, 2006. The decrease of change in fair value of derivative liability was due to the payoff of a note payable.

NET INCOME (LOSS)

Net income (loss) for the three month period ended December 31, 2007 was ($1,268,547) compared to a net loss of ($253,193) for the three month period ended December 30, 2006. This change to profitability during the 2006 period when compared to the same period in fiscal 2007 was due primarily to debt discount.

---------------------------------------------------------------------------------------------------------------------------------
                                                     FOR THE SIX MONTHS ENDED
---------------------------------------------------------------------------------------------------------------------------------

                                                December 31, 2007            December 31, 2006           Change        Change
                                             -----------------------      -----------------------      -----------    ---------
                                                             % of                         % of
                                                  $         Revenue            $         Revenue            $             %
                                             -----------   ---------      -----------   ---------      -----------    ---------

Net Revenue                                 $    218,090         100 %   $    101,389         100 %   $    116,701          115 %
Cost of Revenue                                  256,052         117 %         75,390          74 %        180,662          240 %
                                             -----------   ---------      -----------   ---------      -----------    ---------

Gross Profit                                     (37,963)        (17)%         25,999          26 %        (63,962)        (246)%

Operating expenses
Selling, General and Administrative
  Expenses                                     1,567,315         719 %      1,026,634       1,013 %        540,681           53 %
                                             -----------   ---------      -----------   ---------      -----------    ---------

Profit (Loss) from Operations                 (1,605,278)       (736)%     (1,000,635)       (987)%       (604,643)          60 %

Other Income (Expense):
  Interest income                                  1,942           1 %              -           - %          1,942            - %
  Interest expense                            (2,181,223)     (1,000)%       (639,091)       (630)%     (1,542,132)         241 %
  Change in Fair Value of Derivative
    Liabilities                                        -           - %      2,929,567       2,889 %     (2,929,567)        (100)%
                                             -----------   ---------      -----------   ---------      -----------    ---------
  Loss on disposal of asset                     (995,301)       (456)%              -           - %       (995,301)           - %
  Net Other Income (Expenses)                 (3,174,582)     (1,456)%      2,290,476       2,259 %     (5,465,058)        (239)%
                                             -----------   ---------      -----------   ---------      -----------    ---------

Income (Loss) before provision for
  income tax                                  (4,779,860)     (2,192)%      1,289,841       1,272 %     (6,069,701)        (471)%
Provision for Income Taxes                           800           0 %            800           1 %              -            - %
                                             -----------   ---------      -----------   ---------      -----------    ---------

Net Income (Loss)                           $ (4,780,660)     (2,192)%   $  1,289,041       1,271 %     (6,069,701)        (471)%
                                             ===========   =========      ===========   =========      ===========    =========

Net Income Per Share
    -Basic and Diluted
      Basic                                        (0.04)                        0.03

      Diluted                                      (0.04)                        0.02

Weighted-Average Common Shares
  Outstanding
    -Basic and Diluted
      Basic                                  121,833,583                   49,066,358                   72,767,225          148 %
                                             ===========                  ===========                  ===========    =========
      Diluted                                121,833,583                   85,113,523                   36,720,060           43 %
                                             ===========                  ===========                  ===========    =========

NET REVENUE

Net Revenues for the Six month period ended December 31, 2007 increased to $218,090 from $101,389 for the six month period ended December 31, 2006. This increase in net revenues of $116,701 or approximately 115% over the prior period is due primarily to the Distributorship agreement with Applied Industrial Technologies and our in-house activity.

COST OF REVENUE

Cost of revenues for the six month period ended December 31, 2007 increased to $256,052 from $75,390 for the six month period ended December 31, 2006. This increase in cost of revenues of $180,662, or approximately 240% over the prior period is due primarily to the increase in material input costs of the goods sold during the period and the cost of application systems.

GROSS PROFIT

Gross profit for the six month period ended December 31, 2007 decreased to ($37,963) from $25,999 for the six month period ended December 31, 2006. This decrease in gross profit of $63,962, or approximately 246% over the prior period is due primarily to the costs associated with the development of the application systems and international shipping expense.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the six month period ended December 31, 2007 increased to $1,567,315 from $1,026,134 for the six month period ended December 31, 2006. This increase in selling, general and administrative expenses of $541,181, or approximately 53% over the prior period is due primarily to increased staffing, consulting services, marketing and advertising all pertaining to the mining industry.

LOSS FROM OPERATIONS

Loss from operations for the six month period ended December 31, 2007 increased to $1,605,278 from $1,000,635 for the six month period ended December 30,2006. This increase in loss from operations of $604,643, or approximately 60% is due primarily to the increase in selling, general and administrative expenses and costs associated with application systems

INTEREST EXPENSE

Interest expense for the six month period ended December 31, 2007 increased to $2,181,223 from $639,091 for the six month period ended December 31, 2006. This increase in interest expense of $1,542,132, or approximately 241% over the prior period is due primarily to debt discount and debt issuance cost amortization totaling $1,789,654.

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES

Change in fair value of derivative liability for the six months ended December 31, 2007 decreased to $0 from $2,929,567 for the six months ended December 31, 2006. The decrease of change in fair value of derivative liability was due to the payoff of a note payable.

NET INCOME (LOSS)

Net income (loss) for the six month period ended December 31, 2007 was ($4,780,660) compared to a net profit of $1,289,041 for the six month period ended December 30, 2006. This change to profitability during the 2006 period when compared to the same period in fiscal 2007 was due primarily to debt discount.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2007, we used cash of $5,307,448 in our operating activities and received cash of $6,206,247 in our financing activities.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash used in our operating activities of $2,777,594 for the six months ended December 31, 2007 was primarily attributable to a net loss of $4,780,660, and adjustments to reconcile net income to net cash used in operating activities of $2,003,065 consisting of the following: (a) depreciation and amortization of $318,341, (b) amortization of discount on notes payable of $1,531,909, (c) increase in accounts receivable of $19,430, (d) increase in inventories of $540,
(e) decrease in accounts payable and accrued expenses of $810,851, (f) loss on extinguishment of debt of $18,500, (g) stock options for services rendered of $46,160 and (h) gain on cancellation of committed shares of $32,400.

CASH FLOWS FROM INVESTING ACTIVITIES

We neither used or received any cash from our investing activities for the six months ended December 31, 2007.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by our financing activities of $3,680,134 for the six months ended December 31, 2007 was from proceeds on notes payable of $5,190,000 offset by payments on notes payable of $1,509,866.

INTERNAL SOURCES OF LIQUIDITY

For the three months ended December 31, 2007, the funds generated from our operations were insufficient to fund our daily operations. For the six months ended December 31, 2007, we had a gross loss of $37,963, and we were thus unable to meet our operating expenses of $1,567,315 for the same period. There is no assurance that funds from our operations will meet the requirements of our daily operations in the future. In the event that funds from our operations will be insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

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

At December 31, 2007, we have debt owing to related parties aggregating $2,418,424 (net of unamortized debt discounts) as summarized in Note 6 to the financial statements.

At December 31, 2007, we have debt owing to non-related parties aggregating $3,047,041 (net of unamortized debt discounts) as summarized in Note 7 to the financial statements.

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, December 31, 2007. This evaluation was carried out under the supervision and with the participation of our President, Mr. Gordon W. Davies, and our Chief Financial Officer, Mr. Paul Hughes (collectively, the "Certifying Officers"). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, December 31, 2007, our disclosure controls and procedures are not effective in meeting our requirements as to the disclosure of material information relating to us and required to be included in our periodic filings with the SEC.

The Certifying Officers identified four areas of weakness in the evaluation: (i) a lack of segregation of duties due to internal understaffing, (ii) an inability to rely more heavily on accounting consultants and legal counsel in assisting the Company with compliance needs and (iii) a lack of a more systematic and formal approach to the conduct of our corporate, financial and business affairs. These weaknesses, which the Company continues to experience, are primarily the result of a general lack of capital and human resources dedicated to make the improvements necessary for timelier reporting and disclosure with less reliance on internal auditing. In June 2007 we hired a new Chief Financial Officer and we plan to recruit additional officers as well as other employees experienced with the implementation and evaluation of disclosure controls and procedures for timely financial reporting. We also plan to make greater use of accounting consultants and our legal counsel in assisting us in meeting our compliance needs. However, we can offer no assurance that we will successfully implement these plans, as our ability to do so is limited by our available capital resources.

Notwithstanding the weaknesses described above, our management has concluded that the condensed financial statements presented in this 10-QSB fairly present, in all material respects, the Company's financial condition, results of operations and cash flows as of and for the three month periods ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended December 31, 2007. Based upon this evaluation, we have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3A(T). CONTROLS AND PROCEDURES

Not Applicable.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about August 24, 2007, the Company was served with a complaint filed by Monarch Bay Capital Group, L.L.C. ("MBCG") to recover a redemption fee under the terms of a consulting agreement between MBCG and the Company dated October 27, 2007 claiming a fee of $279,993. On September 17, 2007 we filed an answer to the complaint denying all allegations of MBCG, and pleading various affirmative defenses as to conflict of interest, lack of performance and non-disclosure going to the issues to be raised by the Company in the action. On December 13, 2007 the Company and MBCG finalized a settlement agreement where the Company paid MBCG $125,000 in return for a release of all liability associated with their claim.

On or about May 23, 2007, we were served with a complaint filed by Shaub & Williams, LLP seeking damages against us in amount not less than $26,740 plus interest at the rate of 1.5% per month from December 1, 2006, reasonable attorneys' fees and costs of suit for alleged services. At this time the Company cannot determine the outcome of this matter and the Company has not recorded any accrual at September 30, 2007. On February 8, 2008 the Company entered into a settlement agreement with Shaub & Williams where the Company has agreed to pay and has since paid to Shaub & Williams a total of $17,000 in return for a full release of their claim.

In September 2005, litigation between the Company and a former lessor, Jamestown LLC, was settled through arbitration. The complaint alleged a breach of contract by the Company for not paying amounts due as per the lease terms. The terms of the settlement require the Company to pay $30,000 on March 1, 2006. Beginning April 1, 2006, the Company is required to pay monthly installments of $3,100 for twenty-four months. These amounts are recorded as an accrued judgment payable on the accompanying balance sheet. The Company may prepay the remaining balance at a twenty percent discount at any time. If the Company defaults on any of the required payments, an additional $40,000 due under the terms of the original lease will become due and payable. The payment of the settlement is personally guaranteed by Mr. Gordon Davies. On January 16, 2008 the Company made a final payment of $2,500, there are no further obligation outstanding between the Company and Jamestown, LLC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information regarding the sale of equity securities during the quarter ended December 31, 2007 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), and which were not previously disclosed either in a quarterly report on Form 10-QSB or on a current report on Form 8-K.

In November 2007 we issued an aggregate total of 348,000 shares of our common stock to four persons in connection with the conversion of an aggregate total of $69,600 in future interest at a conversion price of $0.20 per share. These conversions were made pursuant to the terms of three secured convertible debentures issued in May 2007. In connection with these conversions and pursuant to the terms of the secured convertible debentures, two of these persons received warrants for the purchase 166,500 shares of our common stock at $0.22 per share and 166,500 shares of our common stock at $0.24 per share. The warrants have a term of three years. In the event that the closing price of our common stock equals or exceeds $0.80 per share for twenty consecutive trading days, we have the option to cancel the unexercised Warrants after providing the Investors with 45-days prior written notice. We believe the issuance of the shares and warrants was exempt from registration under Sections 3(a)(9) and 4(2) of the Securities Act and pursuant to Regulation D and Regulation S. All of the persons receiving shares and warrants were accredited investors and non-U.S. persons.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the three month period ended December 31, 2007, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any of our indebtedness exceeding 5% of our total assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three month period ended December 31, 2007.

ITEM 5. OTHER INFORMATION

In October of 2007, Ms. Gish loaned the Company $50,000 pursuant to an oral agreement for this loan to receive similar terms to that of the debenture she received effective September 11, 2007. See the Management's Discussion and Analysis. On October 11, 2007, Ms. Gish loaned the Company an additional $25,000 pursuant to an oral agreement for this loan providing for her to accrue interest at 12% per annum until the loan is repaid.

On November 8, 2007 and November 9, 2007, the Company raised a total of $500,000 through the sale of convertible debentures to nine Canadian investors (the "November Debentures").See the Management's Discussion and Analysis.

On February 7, 2008, we entered into a Consulting Agreement with Dan Landau Corporation for general business consulting services. See the Management's Discussion and Analysis.

On December 31, 2007 the Company memorialized agreements with Michael Davies, Gordon Davies, Paul Hughes and Canvasback Company, Limited to relinquish certain stock options and or warrants until such time that the Company completes a reverse split or increases their authorized shares. The following are the number of stock options and or warrants that each shareholder has relinquished:

        Michael Davies                          4,500,000
        Gordon Davies                           4,500,000
        Paul Hughes                             2,000,000
        Canvasback Company Limited              5,875,000

ITEM 6. EXHIBITS

   Exhibit No.      Description
   -----------      -----------

      4.1(1) Convertible Debenture, Promissory Note and Warrant Certificates for $105,030 for Norm Gish as entered into and issued by Reclamation Consulting and Applications, Inc. in October 2007.

      4.2(1) Form of Convertible Debenture, Promissory Note and Warrant Certificate used by Reclamation Consulting and Applications, Inc. for $500,000 financing in November 2007.

      4.3(2) Secured Convertible Debenture, dated December 12, 2007, issued to Pala Investments Holdings Limited.

      4.4(2) Warrant Certificate, dated December 12, 2007, issued to Pala Investments Holdings Limited.

      4.5(2) Voting and Right of First Refusal Agreement, dated December 12, 2007, by and among Reclamation Consulting and Applications, Inc., Pala Investments Holdings Limited and the stockholders set forth on Exhibit A.

      4.6(2) Registration Rights Agreement, dated December 12, 2007, between Reclamation Consulting and Applications, Inc. and Pala Investments Holdings Limited.

      4.7(2) Form of Amendment No. 1, dated December 12, 2007, to Secured Convertible Debenture dated May 30, 2007.

     10.1(2) First Amendment to Lease, dated October 1, 2007, between Reclamation Consulting and Applications, Inc. and Boyd Enterprises Utah, L.L.C. (filed herewith).

     10.2(2) Promissory Note, dated December 12, 2007, issued to Pala Investments Holdings Limited.

     10.3(2) Patent and Trademark Security Agreement, dated December 12, 2007, between Reclamation Consulting and Applications, Inc. and Pala Investments Holdings Limited.

     10.4(2) Form of Subordination Agreement, dated December 2007, in favor of Pala Investments Holdings Limited.

     10.5(2) Consulting Agreement, dated February 7, 2008 by and between Reclamation Consulting and Applications, Inc. and Dan Landau Corporation.

     10.6(2) Promissory Note, dated December 12, 2007, issued to Pala Investments Holdings Limited.

     10.7(2) Patent and Trademark Security Agreement, dated December 12, 2007, between Reclamation Consulting and Applications, Inc. and Pala Investments Holdings Limited.

     10.8(2) Form of Subordination Agreement, dated December 2007, in favor of Pala Investments Holdings Limited.

     10.9(2) Consulting Agreement, dated February 7, 2008 by and between Reclamation Consulting and Applications, Inc. and Dan Landau Corporation.

     10.10(2) Promissory Note, dated December 12, 2007, issued to Pala Investments Holdings Limited.

     10.11(2) Patent and Trademark Security Agreement, dated December 12, 2007, between Reclamation Consulting and Applications, Inc. and Pala Investments Holdings Limited.

     10.12(2) Form of Subordination Agreement, dated December 12, 2007, in favor of Pala Investments Holdings Limited.

     10.13* Form of Letter Agreement, dated December 31, 2007, executed by Michael C. Davies, Gordon W. Davies, Paul Hughes, and Canvasback Company Limited

     10.14* Consulting Agreement, dated February 7, 2008 by and between Reclamation Consulting and Applications, Inc. and Dan Landau Corporation.

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

*     Filed herewith

(1) Filed on November 19, 2007 as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007 and incorporated herein by reference.

(2) Filed on December 18, 2007 as an exhibit to the Company's Current Report on Form 8-K dated December 12, 2007 and incorporated herein by reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, we have cause this report to be signed on our behalf by the undersigned, thereunto duly authorized.


                                RECLAMATION CONSULTINGAND APPLICATIONS, INC.


                                /s/ Michael C. Davies
                                ---------------------
                                Michael C. Davies, Chief Executive Officer

Date: February 19, 2008