Form 10QSB/A
period 2007-12-31
RECLAMATION CONSULTING & APPLICATIONS INC
filed 2008-03-12
CIK 1100091

                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)

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

                        Commission file number: 000-26017

                  RECLAMATION CONSULTING AND APPLICATIONS, INC.
        (Exact name of Small Business Issuer as specified in its charter)

                    Colorado                             58-2222646
        ---------------------------------       -----------------------------
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

Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]

EXPLANATORY NOTE
----------------

This Form 10-QSB/A of Reclamation Consulting and Applications, Inc. (the "Company") constitutes Amendment No. 1 (the "Amendment") to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007, originally filed with the Securities and Exchange Commission on February 19, 2008 (the "Original Report").

The purposes of this Amendment are to:

1. Amend Item 1 of Part 1 (Financial Statements) to restate our financial statements for the three and six months ended December 31, 2007;

2. Amend Item 2 of Part 1 (Management's Discussion and Analysis or Plan of Operation) to correct for the above restatements; and

3. Amend Item 3 of Part 1 (Controls and Procedures) as a result of the restatements.

Other than these changes, and the correction of minor typographical and grammatical errors, the remainder of the document is unchanged from the original filing. This Amendment has been signed as of a current date, and also includes as exhibits currently dated certifications of the Company's Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002.

This Amendment does not reflect events occurring after the Original Report. Except for the foregoing amended or added information, this Amendment continues to speak as of the date of filing of the Original Report and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date. For the convenience of the reader, this Amendment sets forth the Original Report in its entirety as amended.


PART 1 FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                   CONDENSED BALANCE SHEET
                                      DECEMBER 31, 2007


                                            ASSETS

                                                                                (RESTATED -
                                                                                SEE NOTE 12)
                                                                                ------------
CURRENT ASSETS:
      Cash                                                                      $    902,540
      Accounts receivable                                                             47,180
      Inventories                                                                     45,760
      Prepaid expenses and other current assets                                       16,140
                                                                                ------------

                Total current assets                                               1,011,620

      Property and equipment, net                                                     38,550
      License agreement, net                                                         400,000
      Debt issuance costs, net                                                       348,101
      Deposits                                                                        28,160
                                                                                ------------

                                                                                $  1,826,431
                                                                                ============

                            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Accounts payable                                                          $    143,000
      Accrued professional fees                                                       20,000
      Accrued interest payable                                                       193,110
      Other accrued expenses                                                         230,133
      Accrued judgment payable                                                         5,600
      Notes payable - related parties                                                468,236
      Current portion of notes payable                                               591,700
                                                                                ------------

                Total current liabilities                                          1,651,779
                                                                                ============

      Notes payable-related parties, net of current portion and debt discount      2,042,560
      Notes payable, net of current portion and debt discount                      2,975,355
                                                                                ------------

                Total liabilities                                                  6,669,694
                                                                                ============

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
      Common stock, $0.01 par value; 150,000,000 authorized,
        121,998,023 shares issued and outstanding                                  1,219,980
      Additional paid-in-capital                                                  24,843,645
      Treasury stock (1,500,000 shares), at cost                                     (15,000)
      Accumulated deficit                                                        (30,891,888)
                                                                                ------------

                Total stockholders' deficit                                       (4,843,263)
                                                                                ------------

                                                                                $  1,826,431
                                                                                ============

           See the accompanying notes to unaudited condensed financial statements.

                                              1






                                 RECLAMATION CONSULTING AND APPLICATION, INC.
                                           STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED DECEMBER 31, 2007 AND 2006
                                                  (UNAUDITED)


                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          DECEMBER 31,                    DECEMBER 31,
                                                 ----------------------------    ----------------------------
                                                     2007            2006            2007            2006
                                                 ------------    ------------    ------------    ------------
                                                   (RESTATED - SEE NOTE 12)        (RESTATED - SEE NOTE 12)

Net revenue                                      $     98,912    $     34,369    $    218,090    $    101,389

Cost of revenue                                       108,905          26,271         256,052          75,390
                                                 ------------    ------------    ------------    ------------

Gross profit  (loss)                                   (9,993)          8,098         (37,962)         25,999

Selling, general and administrative expenses          930,752         600,568       1,577,285       1,026,634
                                                 ------------    ------------    ------------    ------------

Loss from operations                                 (940,745)       (592,470)     (1,615,247)     (1,000,635)

Other income (expense)
    Interest income                                     1,942               -           1,942               -
    Interest expense                                 (404,258)       (275,147)     (2,105,025)       (639,091)
    Loss on extinguishment of debt                          -               -         (18,500)              -
    Change in fair value of derivative liability            -         614,424               -       2,929,567
                                                 ------------    ------------    ------------    ------------
                                                     (402,316)        339,277      (2,121,583)      2,290,476
                                                 ------------    ------------    ------------    ------------

Income (loss) before income taxes                  (1,343,061)       (253,193)     (3,736,830)      1,289,841

Provision for income taxes                                  -               -             800             800
                                                 ------------    ------------    ------------    ------------
Net income (loss)                                $ (1,343,061)   $   (253,193)   $ (3,737,630)   $  1,289,041
                                                 ============    ============    ============    ============

Net income (loss) per common share:
    Basic                                        $      (0.01)   $      (0.01)   $      (0.03)   $       0.03
                                                 ============    ============    ============    ============
    Diluted                                             (0.01)          (0.01)          (0.03)          (0.02)
                                                 ============    ============    ============    ============

Weighted-average common shares outstanding
    Basic                                         121,833,583      49,066,358     113,597,925      49,066,358
                                                 ============    ============    ============    ============
    Diluted                                       121,833,583      49,066,358     113,597,925      85,113,523
                                                 ============    ============    ============    ============

                    See the accompanying notes to unaudited condensed financial statements.

                                                       2






                                RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                     CONDENSED STATEMENTS OF CASH FLOWS
                          FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2007 AND 2006
                                                 (UNAUDITED)


                                                                                  (RESTATED - SEE NOTE 12)
                                                                                    2007            2006
                                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                   $ (3,737,630)   $  1,289,041
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Issuance of shares for services rendered                                    12,500               -
         Issuance of stock options for services rendered                             56,129         140,000
         Issuance of shares for interest on notes payable                             69,600               -
         Change in fair value of derivative liabilities                                    -      (2,929,567)
         Amortization of discount on notes payable                                 1,673,807         476,302
         Depreciation and amortization                                               255,929          38,819
         Loss on extinguishment of debt                                               18,500               -
         Gain on cancellation of committed shares                                    (32,400)              -
         (Increase) decrease in operating assets:
                Accounts receivable                                                  (19,430)         10,782
                Inventories                                                             (539)        (33,775)
                Prepaid expenses and other current assets                                  -           6,004
         Increase (decrease) in operating liabilities:
                Accounts payable and accrued expenses                               (535,974)         83,782
                                                                                ------------    ------------

         Total adjustments                                                         1,498,122      (2,207,653)
                                                                                ------------    ------------

     Net cash used in operating activities                                        (2,239,508)       (918,612)
                                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net cash used in investing activities                                                 -               -
                                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds on notes payable and convertible debentures,
           net of cash issuance costs                                              4,373,172       1,383,571
         Payments on notes payable and convertible debentures                     (1,234,865)       (462,259)
                                                                                ------------    ------------

     Net cash provided by financing activities                                     3,138,307         921,312
                                                                                ------------    ------------

Net change in cash                                                                   898,799               -

CASH, BEGINNING OF PERIOD                                                              3,741               -
                                                                                ------------    ------------

CASH, END OF PERIOD                                                             $    902,540    $          -
                                                                                ============    ============

                   See the accompanying notes to unaudited condensed financial statements.

                                                      3





                                RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                      CONDENSED STATEMENTS OF CASH FLOWS
                          FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2007 AND 2006
                                                 (UNAUDITED)
                                                 (Continued)


                                                                                  (RESTATED - SEE NOTE 12)
                                                                                    2007            2006
                                                                                ------------    ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


CASH PAID FOR:  Interest                                                        $    185,677    $     85,621
                                                                                ============    ============

                Income taxes                                                    $          -    $          -
                                                                                ============    ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of notes payable and accrued interest to common stock                $  1,857,400    $          -
                                                                                ============    ============

Debt discount on debt                                                           $    984,681    $          -
                                                                                ============    ============

Issuance of shares and warrants for extinguishment of debt                      $     12,500    $          -
                                                                                ============    ============

Issuance of committed shares for debt issuance costs                            $    275,000    $          -
                                                                                ============    ============

Accrued interest converted to notes payable                                     $      5,030    $          -
                                                                                ============    ============

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

Restatement of Financial Statements
-----------------------------------

The condensed financial statements have been restated (see Note 12) primarily to correct the accounting for debt discount cost and the debt discount expense amortization and other miscellaneous typographical and grammatical errors.

Basis of Presentation
---------------------

The accompanying interim condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheet, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three and six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008 or for any other interim period during such year. Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended June 30, 2007.

Going Concern (Restated)
------------------------

The Company's condensed financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred cumulative losses of $30,891,888 (restated) including a net loss of $3,737,630 for the six months ended December 31, 2007 (restated) and has a working capital deficit of $640,159 at December 31, 2007 (restated).

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

Management has taken the following steps, which it believes are sufficient to provide the Company with the ability to continue as a going concern: (i) obtaining additional debt financing (see Note 7); (ii) controlling of general and administrative expenses; (iii) managing accounts payable; and (iv) evaluating its distribution and marketing methods to increase revenues.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
----------------

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the realizability of accounts receivable and inventories, the recoverability of long-lived assets, the valuation allowance on deferred income taxes, and the fair value of common shares/options/warrants granted for services. Actual results could differ from those estimates.

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

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes" (FIN 48) as of July 1, 2007. FIN 48 creates a single model to address accounting for uncertainty in tax positions. It clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of the adoption date and at December 31, 2007, the Company had no unrecognized tax benefits and does not expect a material change in the next 12 months. Because of the Company's historical losses, FIN 48 did not have an effect on the accounting and disclosure for income taxes. Interest and penalties (if any) related to uncertain tax positions will be recorded in income tax expense.

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

Debt Issuance Costs
-------------------

The Company records direct costs of obtaining debt as debt issuance costs and amortizes these costs to interest expense over the life of the related notes/debentures on a straight-line basis, which approximates the effective interest method. Amortization expense for the three months ended December 31, 2007 and 2006 was $90,197 and $3,333, respectively, and for the six months ended December 31, 2007 and 2006 was $180,393 and $6,667, respectively. At December 31, 2007, accumulated amortization totaled $201,227.

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

Derivative Financial Instruments
--------------------------------

The Company had derivative financial instruments which consisted of embedded derivatives related to 2005 notes. These embedded derivatives included certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments required that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, " Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the 2005 notes, the Company was required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income. As a result of the Company repaying the 2005 notes in full on June 1, 2007, the Company no longer has any derivative instruments. For the three and six months ended December 31, 2006, the Company recorded other income of $614,424 and $2,929,567 related to the reduction in the estimated value of the derivatives.

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

Net Income (Loss) Per Share (Restated)
--------------------------------------

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

For the three and six months ended December 31, 2007, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation that is not permitted and therefore not included. Such dilutive amounts would have included shares potentially issuable pursuant to convertible debentures (see Notes 6 and 7) and outstanding "in-the-money" options and warrants (see Note 9).

The following represents a reconciliation of basic and diluted net income (loss) per share for the three and six months ended December 31, 2007 and 2006:

                                                             Three Months Ended               Six Months Ended
                                                                December 31,                    December 31,
                                                            2007            2006            2007            2006
                                                        ------------    ------------    ------------    ------------
                                                          (RESTATED - SEE NOTE 12)        (RESTATED - SEE NOTE 12)
Basic income (loss) per share:
    Net income (loss)                                   $ (1,343,061)   $   (253,193)   $ (3,737,630)   $  1,289,041
                                                        ------------    ------------    ------------    ------------

    Weighted-average common shares outstanding,
      basic                                              121,833,583      49,066,358     113,597,925      49,066,358
                                                        ============    ============    ============    ============

    Basic income (loss) per share                       $      (0.01)   $      (0.01)   $      (0.03)   $       0.03
                                                        ============    ============    ============    ============

Diluted income (loss) per share:
    Net income (loss)                                   $ (1,343,061)   $   (253,193)   $ (3,737,630)   $  1,289,041
    Additional debt discount amortization                          -               -               -        (485,759)
    Change in fair value of derivative liabilities                 -               -               -      (2,929,567)
    Convertible notes interest expense (net of taxes)              -               -               -          55,000
                                                        ------------    ------------    ------------    ------------

    Adjusted net income (loss) available to common
      stockholders                                      $ (1,343,061)   $   (253,193)   $ (3,737,630)   $ (2,071,285)
                                                        ============    ============    ============    ============

Weighted-average common shares outstanding, basic        121,833,583      49,066,358     113,597,925      49,066,358
    Effect of dilutive securities:
      Stock options and warrants                                   -               -               -       1,818,182
      Convertible notes payable                                    -               -               -      34,228,983
                                                        ------------    ------------    ------------    ------------

    Weighted-average common shares outstanding,
      diluted                                            121,833,583      49,066,358     113,597,925      85,113,523
                                                        ============    ============    ============    ============

      Diluted net income (loss) per share               $     (0.01)    $      (0.01)   $      (0.03)   $      (0.02)
                                                        ============    ============    ============    ============

Stock-Based Compensation (Restated)
-----------------------------------

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

Assumptions for the options granted during the six months ended December 31, 2007 were as follows: risk-free interest rate 4.81%, dividend yield 0%, volatility factor of 173% and a weighted - average expected term of three years.

A summary of option activity as of December 31, 2007 and changes during the six months then ended, is presented below (restated):

                                                                 DECEMBER 31, 2007

                                                                  Weighted-Average
                                                                              Remaining        Aggregate
                                                               Exercise      Contractual       Intrinsic
                                                  Shares        Price        Term (Years)        Value
                                                ----------     --------      ------------      ----------
Options outstanding at July 1, 2007             14,990,000     $   0.23
      Options granted                              500,000         0.17
      Options forfeited                                  -            -
      Options exercised                                  -            -
                                                ----------     --------      ------------      ----------
Options outstanding at December 31, 2007        15,490,000     $   0.23          1.74          $ 126,000
                                                ==========     ========      ============      ==========
Options exercisable at December 31, 2007        15,240,000     $   0.23          1.65          $ 126,000
                                                ==========     ========      ============      ==========

Upon the exercise of options, the Company issues new shares from its authorized shares. 500,000 options were granted during the six months ended December 31, 2007. No options were granted during the three months ended December 31, 2007. The weighted average fair value of options granted during the six months ended December 31, 2007 was $0.22 per share (restated).

As of December 31, 2007 there was approximately $56,000 (restated) of unrecognized compensation costs related to employee stock options. That cost is expected to be recognized on a straight-line basis over the next six months. The fair value of shares vested during the three and six months ended December 31, 2007 related to employee options was $28,062 and $56,129, respectively (restated), which was recorded to selling, general and administrative expenses. The fair value of shares vested during the three and six months ended December 31, 2006 related to employee options was $140,000.

At December 31, 2007, 11,000,000 of these options have been temporarily relinquished (see Note 9), but are still reflected as outstanding as the Company anticipates their reinstatement in the near future.

Concentrations
--------------

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At December 31, 2007, the Company's cash balances exceed the amount insured by the FDIC by approximately $900,000. Management believes the risk of loss of cash balances in excess of the insured limit to be low.

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


NOTE 3 - ACCOUNTS RECEIVABLE

All accounts receivable are trade related. These receivables are current and no reserve for uncollectible accounts is deemed necessary.


NOTE 4 - INVENTORIES

Inventories consist of the following as of December 31, 2007:

        Raw materials                         $ 18,770
        Finished goods                          26,990
                                              --------
                                              $ 45,760
                                              ========

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2007:

        Computers and office equipment        $ 12,200
        Test equipment                          51,430
        Vehicles                                17,410
                                              --------
                                                81,040

        Less accumulated depreciation          (42,490)
                                              --------
                                              $ 38,550
                                              ========

Depreciation expense was $2,570 and $3,576 for the three months ended December 31, 2007 and 2006, respectively. Depreciation expense was $6,274 and $7,152 for the six months ended December 31, 2007 and 2006, respectively.


NOTE 6 - NOTES PAYABLE - RELATED PARTIES (RESTATED)

Notes payable - related parties consist of the following at December 31, 2007 (Restated):

    Unsecured convertible debt to stockholders, bearing interest
      at 10 percent per annum, due on July 18, 2009 (see below)      $1,305,936

    Unsecured revolving line of credit to stockholders, bearing interest at 12 percent per annum, due on July 18, 2009, net
      of debt discount of $32,371 (see below)                           517,479

    Note payable to Paul Hughes, bearing interest at 12 percent per annum, interest payable monthly, principal due on
      November 29, 2008, secured by substantially all assets of
      the Company, net of debt discount of $137,171 (see Note 7)        262,829

    Unsecured note payable to stockholder, bearing interest at 10
      percent per annum, due on demand                                  135,112

    Notes payable bearing interest at 12 percent per annum,
      convertible to common shares at $0.12 per share, due March
      10, 2009, secured by substantially all assets of the Company,
      net of debt discount of $235,885 (see below)                      219,145

    Unsecured note payable to stockholder, bearing interest at 12
      percent per annum, due on demand                                      295

    Unsecured note payable debt to stockholder, $2,500 interest
      payable on maturity, due on demand                                 25,000

    Unsecured note payable to stockholder, bearing interest at 12
      percent per annum, due on demand                                   45,000

                                                                     ----------
    Subtotal                                                          2,510,796

    Less current portion                                               (468,236)

                                                                     ----------
                                                                      2,042,560
                                                                     ==========

Interest expense on notes payable - related parties (including amortization of debt discount) for the three months ended December 31, 2007 and 2006 was approximately $170,000 (restated) and $54,275, respectively. Interest expense on notes payable- related parties (including amortization of debt discount) for the six months ended December 31, 2007 and 2006 was approximately $1,770,000 (restated) and $90,020, respectively.

UNSECURED CONVERTIBLE DEBT TO STOCKHOLDERS
------------------------------------------

On October 17, 2006, the Company entered into a Note Purchase Agreement (the "Agreement") with a group of investors led by Canvasback Company Limited ("Canvasback"), a company organized under the laws of the country of Anguilla (the "Lender"), pursuant to which the Company issued the Lender an Unsecured Convertible Promissory Note (the "Unsecured Note") for the aggregate principal amount of $2,079,067 (the "Loan"), accruing interest at the annual rate of 10% per annum and maturing on October 17, 2007 (subsequently amended to July 2009 - see below). Pursuant to the Agreement, the Lender agreed to purchase additional Unsecured Notes up to an aggregate of $620,000. Through June 30, 2007, Canvasback had loaned the Company an additional $1,414,980 leaving a total principal amount due of $2,944,047 under the Unsecured Notes and $550,000 under Interim Loans (see below). At any time after a Conversion Event (as defined below), the Loan is convertible, at the election of the Lender, into a number of shares of the Company's common stock (the "Conversion Shares") obtained by dividing the aggregate amount of principal and accrued but unpaid interest due under the Unsecured Note as of the date of conversion, by $0.025. The proceeds received from Canvasback were used for business development purposes, working capital needs, pre-payment of interest, repayment of other debt, payment of consulting and legal fees and purchasing inventory.

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

The Company requests advances under line of credit from time to time to fund its operating and compliance costs. As of December 31, 2007 the balance of principal on the line of credit was $549,850.

In connection with additional borrowings made during the three months ended September 30, 2007, the Company issued a 3-year detachable warrant to Canvasback allowing for a purchase for cash of up to 300,000 shares of common stock at an exercise price of $0.19 per share. The fair value of the warrant was estimated to be $41,912 which was determined by the Company using the Black-Scholes pricing model. The Company is amortizing the debt discount over the terms of the related debt instruments using the straight-line method (which approximates the effective interest method). During the three and six months ended December 31, 2007, the Company amortized $5,239 and $9,541, respectively (restated), related to the debt discount which is recorded as interest expense in the accompanying statement of operations.

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

Gish Notes
----------

In May 2007, Norman R. Gish advanced $100,000 to the Company pursuant to an oral agreement for Mr. Gish to receive 12% interest and for the parties to later exercise a written agreement with terms similar to those received by purchasers of the Company's secured convertible debentures then being offered (see Note 6). As of October 23, 2007, the outstanding balance of this loan was $105,030 reflecting $100,000 in outstanding principal and $5,030 in accrued unpaid interest. On October 23, 2007 the Company executed a convertible debenture in the amount of $105,030 (the "$105K Debenture"), which was the outstanding balance of the loan. Mr. Gish is a member of the Company's advisory board.

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

Pursuant to terms of the $105K Debenture, the Company also issued Mr. Gish warrants to purchase up to 100,000 shares of common stock. Half of the warrants have an exercise price of $0.22 per share and the other half have an exercise price of $0.24 per share. The warrants expire on May 22, 2010. Since the October 2007 amendment resulted in terms that, pursuant to EITF No. 96-19, were substantially different from the terms of the original notes, the modification was treated as an extinguishment of debt for the three months ended December 31, 2007, with no resulting gain or loss. As a result of the BCF and warrants, the Company recorded a debt discount of $70,201 (restated) and will amortize it to interest expense over the life of the debenture. For the three months ended December 31, 2007, the amortization was $8,970 (restated).

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

In September 2007, the Company entered into an oral agreement with Joan Gish, (the wife of Norman Gish) pursuant to which she agreed to lend the Company $300,000. The Company memorialized its oral agreement with Ms. Gish through a convertible debenture dated September 11, 2007 in the amount of $300,000. This debenture carries simple interest of 12% per annum and matures on March 10, 2009. Interest is payable monthly, with the principal due on the maturity date. At any time prior to the maturity date, Ms. Gish has the option to convert the outstanding balance of principal, unpaid interest, and/or up to six months of future interest into shares of our common stock at a conversion price of $0.12 per share.

In connection with the issuance of the debenture, the Company also issued Ms. Gish warrants to purchase up to 300,000 shares of our common stock. The warrants have an exercise price of $0.20 per share and expire September 10, 2010. The warrant exercise price shall be adjusted downwards to reflect forward stock splits, but may not be adjusted upwards for reverse stock splits or stock dividends. As a result of the BCF and warrants, the Company recorded a debt discount of $178,336 (restated) and will amortize it to interest expense over the life of the debenture. For the three and six months ended December 31, 2007, the amortization was $26,343 and $34,676, respectively (restated).

In October of 2007, Ms. Gish loaned the Company $50,000 pursuant to an oral agreement for this loan to receive similar terms to that of the debenture she received effective September 11, 2007 (see above), including a conversion feature of $0.12 per share and warrants of 50,000 shares at an exercise price of $0.20. As a result of the BCF and warrants, the Company recorded a debt discount of $35,993 (restated) and will amortize it to interest expense over the life of the debenture. For the three and six months ended December 31, 2007, the amortization was $4,999 (restated).

On October 11, 2007, Ms. Gish loaned the Company an additional $25,000 pursuant to an oral agreement for this loan providing for her to accrue interest at 12% per annum until the loan is repaid. This loan had no conversion terms or detachable warrants.

NOTE 7 - NOTES PAYABLE  (RESTATED)

Notes payable consist of the following at December 31, 2007 (Restated):

    Note payable bearing interest at 12 percent per annum
      convertible to common shares at $0.20 per share, interest
      payable monthly, principal due on November 29, 2008,
      secured by substantially all assets of the Company, net
      of debt discount of $232,916 (see below)                       $  527,069

    Unsecured notes payable, bearing interest at 12 percent per
      annum, due on demand, net of discount of $8,369 (see below)        61,631

    Note payable bearing interest at 12 percent per annum,
      convertible to common shares at $0.14 per share, interest
      payable monthly, principal due on December 11, 2010,
      secured by substantially all assets of the Company, net of
      debt discount of $304,127 (see below)                           2,695,873

    Note payable bearing interest at 12 percent per annum,
      convertible to common shares at $0.22 per share, interest
      payable monthly, principal due on November 7, 2010, secured by substantially all assets of the Company, net of debt
      discount of $220,518 (see below)                                  279,482

    Notes payable bearing interest at 10 percent per annum and paid semi-annually, convertible to common shares at $0.40
      and $0.45 per share, due on demand, secured by substantially
      all assets of the Company                                           3,000

                                                                     ----------
    Subtotal                                                          3,567,055

    Less current portion                                               (591,700)

                                                                     ----------
                                                                     $2,975,355
                                                                     ==========

Convertible Debentures
----------------------

On May 30, 2007, the Company issued Secured Convertible Debentures (each, a "May Debenture" and collectively, "May Debentures") in the aggregate amount of $1,159,985 to three accredited investors, Paul Hughes, whom the Company later engaged as its Chief Operating Officer and Chief Financial Officer, Eat-Me Foods, Ltd. and 0761291 B.C. Ltd. (each, a "May Debenture Holder" and collectively, "May Debenture Holders"). The May Debentures carry simple interest of 12% per annum and mature on November 29, 2008. Interest is payable monthly, with the principal due on the maturity date. The debenture with Paul Hughes was $400,000 and is included in Notes Payable - Related Parties (see Note 6).

At any time prior to the maturity date, each May Debenture Holder has the option to convert the outstanding balance of principal, unpaid interest, and/or up to six months of future interest into shares of the Company's common stock at a price of $0.20 per share. This BCF was estimated to be $461,100 and will be amortized to interest expense over 18 months, the term of the debentures. The Company recognized $76,850 and $154,540 of interest expense during the three and six months ended December 31, 2007 (restated), respectively, related to this BCF. On November 13, 2007 the Company issued a total of 348,000 shares of common stock representing the conversion of $69,600 of interest. As the stock price on the date of conversion was lower than the conversion price, there was no additional interest charge recorded as a result of the May Debenture Holder's exercise of the interest conversion option.

The May Debenture Holder will receive differing amounts of warrants to purchase shares of our common stock upon any conversion of their May Debentures. If they convert their May Debentures, Mr. Hughes and Eat-Me Foods, Ltd. will receive warrants in a number equal to 245% and 45%, respectively, of the shares received by each in any such conversion. 0761291 B.C. Ltd. is not entitled to any warrants on conversion of its May Debenture.

Fifty percent of the warrants to be issued in any conversion have an exercise price of $0.22 per share while the remaining warrants have an exercise price of $0.24 per share. The warrants are to expire three years after issuance. In the event that the closing price of the Company's common stock equals or exceeds $0.80 per share for twenty consecutive trading days, the Company has the option to cancel the unexercised warrants after providing the May Debenture Holders with 45 days' prior written notice.

As a result of the November 13, 2007 conversion, the Company issued 333,000 warrants, 166,500 of which are exercisable at $0.22 per share and 166,500 of which are exercisable at $0.24 per share, all expiring in November 2010. The value of these warrants using the Black-Scholes pricing model was $47,916 (restated). Pursuant to EITF 96-19, this modification was not considered a debt modification, but rather the value of the warrants was recorded an additional debt discount and is being amortized over the remaining life of the debt. Amortization for the three months ended December 31, 2007 was $5,750 (restated).

As of December 31, 2007, Mr. Paul Hughes agreed to temporarily relinquish his conversion rights, including the related warrants issuable upon the conversion, until the Company completes a reverse split and an increase of its authorized shares. The Company determined that the impact of this debt modification under EITF 96-19 to be immaterial. As of December 31, 2007 and based on a conversion price of $0.20 per share, the amount of common stock which would have been issuable upon full conversion of the aggregate outstanding balance of the May Debentures and accrued interest, plus six months of future interest, is 4,148,791 shares. With the issuance of these shares, the May Debenture Holders would also receive warrants for the purchase of 1,158,753 shares of common stock, which would have been valued at approximately $170,000 (restated) and would have been recognized as interest expense over the remaining life of the May Debentures if they had been granted. In the event Mr. Paul Hughes had not temporarily relinquished his conversion rights, the amount of common stock which would have been issuable upon full conversion of the aggregate outstanding balance of the May Debentures and accrued interest, plus six months of future interest as of December 31, 2007, would have been 6,210,886 shares, and with the issuance of these shares, the May Debenture Holders would also have been entitled to receive warrants for the purchase of 6,210,886 shares of common stock, which would have been valued at approximately $894,000 (restated) and would have been recognized as interest expense over the remaining life of the May Debentures if they had been granted.

The obligations under the May Debentures are secured by a security interest in all of the Company's assets. On the occurrence of any of the following events, each May Debenture Holder may accelerate the maturity date, commence legal action against the Company and foreclose on its assets:

      o the Company's failure to make payments under the May Debentures when due;

      o the Company becomes insolvent or make a general assignment for the benefit of its creditors;

      o     any dissolution or termination of the Company's existence; or

      o the Company's failure to fulfill its obligations under the May Debenture for at least 14 days after written notice of such failure by the Debenture Holder.

Both the Company's CEO, Michael C. Davies, and President, Gordon W. Davies, provided personal guaranties of the Company's obligations under the May Debenture to 0761291 B.C. Ltd. The guaranties make the Company's CEO and President personally responsible to 0761291 B.C. Ltd. for satisfaction of the Company's obligations under the May Debenture issued to 0761291 B.C. Ltd. Bandit Yacht Investments, Ltd., a company controlled by Fred Davies, who is the father of the Company's CEO and President and a shareholder of the Company, also granted a mortgage and provided a guaranty of the Company's obligations under the May Debenture to 0761291 B.C. Ltd. In addition, it is the Company's understanding that Mr. Hughes has provided a guaranty of its obligations under the May Debentures to 0761291 B.C. Ltd. and Eat-Me Foods, Ltd., pursuant to an arrangement between the May Debenture Holders.

In consideration of the personal guaranty provided by Mr. Hughes of our obligations under the secured convertible debentures to 0761291 B.C. Ltd. and Eat-Me Foods, Ltd., the Company committed to issue 500,000 shares of our common stock to him which were issued in July 2007. The Company also committed to issue 500,000 shares of our common stock to Fred Davies, the father of its President and CEO, for granting a mortgage and providing a personal guaranty of our obligations under the May Debentures to the Investors, which were issued in July 2007. Valued at $0.275 per share, the fair market price of our stock on the measurement date, the 1,000,000 shares that the Company committed to issue had a value of $275,000. This has been recorded as a debt issuance cost and is being amortized to interest expense over the life of the May Debentures.

To the extent the May Debenture Holders do not convert their May Debentures, the Company will need additional capital to make the interest and principal payments due under the May Debentures. If needed, the Company plans to raise such funds through the private placement of debt or equity but can offer no assurance that it will be able to raise all or any portion of the funds necessary to repay the Investors on terms favorable to the Company or at all.

November Debentures
-------------------

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

As a result of the BCF and warrants, the Company recorded a debt discount of $233,203 (restated) and will amortize it to interest expense over the life of the debenture. For the three months ended December 31, 2007, the amortization was $12,685 (restated).

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

Pala Debenture
--------------

On December 12, 2007, we issued a Secured Convertible Debenture (the "Debenture") to Pala Investments Holdings Limited ("Pala"). The Debenture provides for us to receive $5,000,000 in two tranches: a first tranche of $3,000,000 which funded immediately on closing (the "First Tranche"), and a second tranche of $2,000,000 which we will be entitled to if we meet certain performance benchmarks by December 31, 2008, or which may otherwise be provided at Pala's discretion (the "Second Tranche"). The Debenture carries interest of 12% per annum, compounding quarterly, and matures on December 11, 2010 (the "Maturity Date"). The Company incurred $24,328 of costs (restated) in connection with the Debenture, which is recorded to debt issuance costs and will be amortized over the life of the Debenture.

CONVERSION RIGHTS

Prior to the Maturity Date, Pala will have the option to convert the outstanding balance of principal and unpaid interest into shares of our common stock (the "Shares") at a conversion price of $0.14 per share. The Debenture requires us to effect a 1 for 2 reverse split of our outstanding common stock and to increase our authorized shares of common stock from 150,000,000 to 200,000,000 (the "Share Reorganization.)" We are required to use best efforts to effect the Share Reorganization by February 10, 2008, and must complete the Share Reorganization no later then April 10, 2008. Pala's conversion rights commence on the effective date of the Share Reorganization and continue until the Maturity Date. As the Share Reorganization has not yet occurred, the BCF associated with this conversion right of $523,205 (restated) has not yet been recorded by the Company, but will be once the Share Reorganization occurs.

WARRANTS

For every dollar of principal advanced under the Debenture, Pala is entitled to a warrant (a "Warrant" and collectively the "Warrants") to purchase one share of our common stock at $0.21 per share (the "Warrants"). The Warrants expire on December 11, 2010. Pala has received 3,000,000 Warrants in connection with the first tranche and will be entitled to an additional 2,000,000 Warrants in the event the Second Tranche funds. As a result of the Warrants, the Company recorded a debt discount of $308,919 (restated) and will amortize it to interest expense over the life of the debenture. For the three months ended December 31, 2007, the amortization was $4,792 (restated).

In the 1 for 2 reverse split to be effected as part of the Share Reorganization and in any future reverse split, the number of Warrants is not subject to adjustment, but the Warrant exercise price will be adjusted upwards. As adjusted for Share Reorganization, the 3,000,000 Warrants with an exercise price of $0.21 per share already received by Pala will be 3,000,000 Warrants with an exercise price of $0.42 per share. Upon the Share Reorganization, the effective repricing of the Warrants will be evaluated as a debt modification under EITF 96-19.

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

      o Any warrants issued to Pala pursuant to or otherwise for the transactions contemplated by this Agreement;

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

In order to induce 0761291 B.C. Ltd. and Eat-Me Foods, Ltd. to enter into the Subordination Agreements, we entered into amendments to their Secured Convertible Debentures providing for each of them to receive warrants for the purchase of 166,666 shares of our common stock. These warrants have an exercise price of $0.17 per share and are exercisable for three years. In the event that the closing price of our common stock equals or exceeds $0.80 per share for 20 consecutive trading days, we have the option to cancel the unexercised warrants after 45-days prior written notice. These warrants are subject to proportional adjustment in the planned 1 for 2 reverse split. The value of these warrants using the Black-Scholes pricing model was $49,112 (restated). Pursuant to EITF 96-19, this modification was not considered a debt modification, but rather the value of the warrants was recorded an additional debt discount and is being amortized over the remaining life of the debt. Amortization for the three months ended December 31, 2007 was $2,135 (restated).

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation
----------

On or about August 24, 2007, the Company was served with a complaint filed by Monarch Bay Capital Group, L.L.C. ("MBCG") to recover a redemption fee under the terms of a consulting agreement between MBCG and the Company dated October 27, 2007 claiming a fee of $279,993. On September 17, 2007 we filed an answer to the complaint denying all allegations of MBCG, and pleading various affirmative defenses as to conflict of interest, lack of performance and non-disclosure going to the issues to be raised by the Company in the action. On December 13, 2007 the Company and MBCG finalized a settlement agreement where the Company paid MBCG $125,000 in return for a release of all liability associated with their claim. This expense was recorded in selling, general and administrative expenses.

On or about May 23, 2007, we were served with a complaint filed by Shaub & Williams, LLP seeking damages against us in amount not less than $26,740 plus interest at the rate of 1.5% per month from December 1, 2006, reasonable attorneys' fees and costs of suit for alleged services. At this time the Company cannot determine the outcome of this matter and the Company has not recorded any accrual at December 31, 2007. On February 8, 2008 the Company entered into a settlement agreement with Shaub & Williams where the Company has agreed to pay and has since paid to Shaub & Williams a total of $17,000 in return for a full release of their claim.

In September 2005, litigation between the Company and a former lessor was settled through arbitration. The complaint alleged a breach of contract by the Company for not paying amounts due as per the lease terms. The terms of the settlement required the Company to pay $30,000 on March 1, 2006. Beginning April 1, 2006, the Company is required to pay monthly installments of $3,100 for twenty-four months. These amounts are recorded as an accrued judgment payable on the accompanying balance sheet. The Company may prepay the remaining balance at a twenty percent discount at any time. If the Company defaults on any of the required payments, an additional $40,000 due under the terms of the original lease will become due and payable. The payment of the settlement is personally guaranteed by Mr. Gordon Davies. In January 2008, this amount was paid in full.

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


NOTE 9 - STOCKHOLDERS' EQUITY (RESTATED)

Common Stock
------------

During the six months ended December 31, 2007 the Company issued a total of 66,428,000 shares of common stock, as follows: 348,000 shares for the conversion of $69,600 of interest on a convertible debenture (see Note 7), 65,000,000 shares for the conversion of $1,787,800 of convertible notes (see Note 6), 1,000,000 shares committed in fiscal 2007 to compensate two individuals for making personal guaranties and a mortgage for Company obligations (see Note 6), 50,000 shares for professional services rendered valued at $12,500 and 30,000 shares as part of an agreement in July 2007 whereby the Company issued the shares to an investor pursuant to the terms of an amendment to a promissory note. The terms of the amendment are that the Company agreed to pay the principal amount owing of $10,000 on or before December 30, 2007, to issue 30,000 shares of common stock and issue 80,000 warrants having an exercise price of $0.20 per share and expiring September 28, 2010 in return for the release of all accrued and future interest and penalty under the note. The value of the shares and warrants was $12,500. On December 14, 2007 the Company made final payment and all liability has since been released. The Company recognized a loss on the settlement of debt of $18,500 related to this agreement. In addition, during the six months ended December 31, 2007, the Company recorded a reversal of previously recorded committed shares totaling $32,400 as part of selling, general and administrative expenses for consultant shares that will never be issued due to non-performance by the consultant.

During the three and six months ended December 31, 2006, the Company did not issue any shares.

STOCK OPTIONS AND WARRANTS (RESTATED)
-------------------------------------

During the six months ended December 31, 2007 the Company issued a total of 4,216,332 warrants, all of which were vested as of December 31, 2007, and 500,000 options of which 250,000 were vested as of December 31, 2007. Total outstanding options and warrants at December 31, 2007 were 31,335,357.

With letter agreements dated effective December 31, 2007, the Company memorialized agreements with Michael Davies, Gordon Davies, Paul Hughes and Canvasback Company, Limited to relinquish certain stock options and or warrants until such time that the Company completes a reverse split or increases their authorized shares. The following are the number of stock options and or warrants that each shareholder has relinquished, in addition to the relinquishment by Paul Hughes discussed in Note 7:

        Michael Davies                          4,500,000
        Gordon Davies                           4,500,000
        Paul Hughes                             2,000,000
        Canvasback Company Limited              5,875,000

The following assumptions were used under the Black-Scholes method at the date of grant to estimate the fair value of the option and warrant grants to non-employees during the six months ended December 31, 2007 (restated):

        Expected Life                           1-5 Years
        Risk-free interest rate                 2.80 - 4.88%
        Dividend yield                          0%
        Volatility                              107 - 171%

NOTE 10 - LICENSE

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


NOTE 11 - SUBSEQUENT EVENTS

On February 7, 2008 the Company entered into a Consulting Agreement with a consultant to perform such services as corporate planning and the coordination of marketing efforts. The terms of this agreement allows for monthly compensation of $15,000 per month for a period of 12 consecutive months, the term of the consulting agreement. As additional compensation the Company will issue a total of 1,000,000 shares of restricted capital stock post the proposed 1:2 reverse split and will release these shares in lots of 250,000 shares beginning on the next business day following the proposed 1:2 reverse split, 250,000 shares on June 30, 2008, 250,000 shares on September 30, 2008 and 250,000 shares on December 31, 2008. The Company has also agreed to issue the consultant a total of 1,000,000 Warrants to purchase restricted stock following the proposed 1:2 reverse split. The Warrants will vest proportionately throughout the term of the 12 month agreement 1/12 per month in lots of 250,000 warrants the first lot exercisable at $0.35, the second lot of 250,000 warrants exercisable at $0.45, the third lot of 250,000 warrants exercisable at $55 and the final lot of 250,000 warrants exercisable at $0.65. No adjustment to the number of shares issuable on exercise of the warrants or the exercise price of the warrants shall be made on any reverse split of the Company's common stock. The compensation set forth in this consulting agreement shall adjust proportionately based upon any termination of this agreement prior to January 31, 2009. In the event the agreement is terminated by either party, with or without cause, the consultant shall not be entitled to keep more than a number of shares equal to the number of days of the term multiplied by 2,739 and shall be required to return the excess number of shares to the Company.

NOTE 12 - RESTATEMENT OF FINANCIAL STATEMENTS

As discussed in Note 1, the Company is restating its unaudited financial statements for the three and six months ended December 31, 2007 because of the need to correct issues regarding debt discount costs and the amortization of those costs. The following tables summarize the adjustments made to these financial statements as originally filed in the Company's Form 10-QSB on February 19, 2008.

                                          RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                                RESTATED CONDENSED BALANCE SHEET
                                                           (UNAUDITED)
                                                        December 31, 2007


                                                                    As previously filed     Restatement            Restated
                                                                     December 31, 2007      Adjustments       December 31, 2007
                                                                     -----------------      -----------       -----------------
                                                             ASSETS
                                                             ------

CURRENT ASSETS:
      Cash                                                           $         902,540      $         -       $         902,540
      Accounts receivable                                                       47,180                -                  47,180
      Inventories                                                               45,760                -                  45,760
      Prepaid expenses and other current assets                                 16,140                -                  16,140
                                                                     -----------------      -----------       -----------------

                Total current assets                                         1,011,620                -               1,011,620

      Property and equipment, net                                               38,550                -                  38,550
      License agreement, net                                                   400,000                -                 400,000
      Debt issuance costs, net                                                 348,101                -                 348,101
      Deposits                                                                  28,160                -                  28,160
                                                                     -----------------      -----------       -----------------

                                                                     $       1,826,431      $         -       $       1,826,431
                                                                     =================                        =================

                                              LIABILITIES AND STOCKHOLDERS' DEFICIT
                                              -------------------------------------

CURRENT LIABILITIES:
      Accounts payable                                               $         143,000                -       $         143,000
      Accrued professional fees                                                 20,000                -                  20,000
      Accrued interest payable                                                 193,110                -                 193,110
      Other accrued expenses                                                   230,130                3                 230,133
      Accrued judgment payable                                                   5,600                -                   5,600
      Notes payable - related parties                                          468,236                -                 468,236
      Current portion of notes payable                                         587,189            4,511                 591,700
                                                                     -----------------      -----------       -----------------

                Total current liabilities                                    1,647,264            4,515               1,651,779

      Notes payable-related parties, net of current portion
        and debt discount                                                    1,950,188           92,372               2,042,560
      Notes payable, net of current portion and debt discount                2,459,852          515,503               2,975,355
                                                                     -----------------      -----------       -----------------

                Total liabilities                                            6,057,304          612,390               6,669,694
                                                                     -----------------                        -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
      Common stock, $0.01 par value; 150,000,000 authorized,
        121,998,023 shares issued and outstanding                            1,219,980                -               1,219,980
      Additional paid-in-capital                                            26,499,063       (1,655,418)             24,843,645
      Treasury stock (1,500,000 shares), at cost                               (15,000)               -                 (15,000)
      Accumulated deficit                                                  (31,934,916)       1,043,028             (30,891,888)
                                                                     -----------------      -----------       -----------------

                Total stockholders' deficit                                 (4,230,873)        (612,390)             (4,843,263)
                                                                     -----------------                        -----------------

                                                                             1,826,431                -       $       1,826,431
                                                                     =================      ===========       -----------------

                                       29






                                            RECLAMATION CONSULTING AND APPLICATION, INC.
                                                  RESTATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)


                                                THREE MONTHS ENDED DECEMBER 31, 2007               SIX MONTHS ENDED DECEMBER
                                              -----------------------------------------   -----------------------------------------
                                              AS PREVIOUSLY    RESTATED                   AS PREVIOUSLY    RESTATED
                                                 FILED       ADJUSTMENTS     RESTATED        FILED       ADJUSTMENTS     RESTATED
                                              ------------   -----------   ------------   ------------   -----------   ------------
Net revenue                                   $     98,912   $         -   $     98,912   $    218,090   $         -   $    218,090

Cost of revenue                                    108,905             -        108,905        256,052             -        256,052
                                              ------------   -----------   ------------   ------------   -----------   ------------

Gross profit  (loss)                                (9,993)            -         (9,993)       (37,962)            -        (37,962)

Selling, general and administrative expenses       920,782         9,970        930,752      1,567,315         9,970      1,577,285
                                              ------------   -----------   ------------   ------------   -----------   ------------

Loss from operations                              (930,775)       (9,970)      (940,745)    (1,605,277)       (9,970)    (1,615,247)

Other income (expense)
    Interest income                                  1,942             -          1,942          1,942             -          1,942
    Interest expense                              (339,714)      (64,544)      (404,258)    (2,181,223)       76,198     (2,105,025)
    Loss on settlement of debt                           -             -              -       (995,301)      976,801        (18,500)
                                              ------------   -----------   ------------   ------------   -----------   ------------
                                                  (337,772)      (64,544)      (402,316)    (3,174,582)    1,052,999     (2,121,583)
                                              ------------   -----------   ------------   ------------   -----------   ------------

Income (loss) before income taxes               (1,268,547)      (74,514)    (1,343,061)    (4,779,859)    1,043,029     (3,736,830)

Provision for income taxes                               -             -              -            800             -            800
                                              ------------   -----------   ------------   ------------   -----------   ------------
Net income (loss)                             $ (1,268,547)  $   (74,514)  $ (1,343,061)  $ (4,780,659)  $ 1,043,029   $ (3,737,630)
                                              ============   ===========   ============   ============   ===========   ============

Net income (loss) per common share:
    Basic                                     $      (0.01)                $      (0.01)  $      (0.04)                $      (0.03)
                                              ============                 ============   ============                 ============
    Diluted                                          (0.01)                       (0.01)         (0.04)                       (0.03)
                                              ============                 ============   ============                 ============

Weighted-average common shares outstanding
    Basic                                      121,833,583                  121,833,583    121,833,583                  113,597,925
                                              ============                 ============   ============                 ============
    Diluted                                    121,833,583                  121,833,583    121,833,583                  113,597,925
                                              ============                 ============   ============                 ============

                                                                 30






                                          RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                           RESTATED CONDENSED STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)


                                                                    As previously filed     Restatement            Restated
                                                                     December 31, 2007      Adjustments       December 31, 2007
                                                                     -----------------      -----------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                      $      (4,780,660)     $ 1,043,030       $      (3,737,630)
       Adjustments to reconcile net loss to net cash used in
         operating activities:
           Issuance of shares for services rendered                             46,160          (33,660)                 12,500
           Issuance of stock options for services rendered                           -           56,129                  56,129
           Issuance of shares for interest on notes payable                    660,800         (591,200)                 69,600
           Debt discount on convertible debt                                   290,577        1,383,230               1,673,807
           Amortization of discount on notes payable                         1,531,909       (1,531,909)                      -
           Depreciation and amortization                                       318,341          (62,412)                255,929
           Loss on extinguishment of debt                                       18,500                -                  18,500
           Gain on cancellation of committed shares                            (32,400)               -                 (32,400)
           (Increase) decrease in operating assets:
                Accounts receivable                                            (19,430)               -                 (19,430)
                Inventories                                                       (540)               1                    (539)
           Increase (decrease) in operating liabilities:
                Accounts payable and accrued expenses                         (810,851)         274,877                (535,974)
                                                                     -----------------      -----------       -----------------

           Total adjustments                                                 2,003,066         (504,944)              1,498,122
                                                                     -----------------      -----------       -----------------

       Net cash used in operating activities                                (2,777,594)         538,086              (2,239,508)
                                                                     -----------------      -----------       -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Net cash used in investing activities                                         -                -                       -
                                                                     -----------------      -----------       -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds on notes payable and convertible debentures              5,190,000         (816,828)              4,373,172
           Payments on notes payable and convertible debentures             (1,509,866)         275,001              (1,234,865)
                                                                     -----------------      -----------       -----------------

       Net cash provided by financing activities                             3,680,134         (541,827)              3,138,307
                                                                     -----------------      -----------       -----------------

Net change in cash                                                             902,540           (3,741)                898,799

CASH, BEGINNING OF PERIOD                                                        3,741                -                   3,741
                                                                     -----------------      -----------       -----------------

CASH, END OF PERIOD                                                  $         902,540      $         -       $         902,540
                                                                     =================      ===========       =================

                                       31






                                          RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                           RESTATED CONDENSED STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)
                                                           (Continued)


                                                                    As previously filed     Restatement            Restated
                                                                     December 31, 2007      Adjustments       December 31, 2007
                                                                     -----------------      -----------       -----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID FOR:  Interest                                             $         185,677      $         -       $         185,677
                                                                     =================      ===========       =================

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of notes payable and accrued interest to common stock     $       1,857,400      $         -       $       1,857,400
                                                                     =================      ===========       =================

Debt discount on debt                                                $       1,609,533      $  (624,852)      $         984,681
                                                                     =================      ===========       =================

Issuance of shares for consulting services                           $          12,500      $   (12,500)      $               -
                                                                     =================      ===========       =================

Issuance of shares and warrants for extinguishment of debt           $          12,500      $         -       $          12,500
                                                                     =================      ===========       =================

Issuance of committed shares for debt issuance costs                 $         275,000      $         -       $         275,000
                                                                     =================      ===========       =================

Issuance of shares for interest on notes payable                     $          69,600      $   (69,600)      $               -
                                                                     =================      ===========       =================

Accrued interest converted to notes payable                          $               -            5,030       $           5,030
                                                                     =================      ===========       =================

                                       32

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

As reflected in our Financial Statements included in Item 1 of Part I of this Report, we have incurred cumulative losses of $30,891,888 (restated), including net loss of $3,737,630 (restated) for the six-month period ended December 31, 2007. At December 31, 2007, we have a working capital deficit of $640,159 (restated).

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

On December 13, 2007 the Company made payment against the revolving line of credit totaling $271,150. As of December 31, 2007 the principal balance of the line of credit was $549,850.

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

JOAN GISH DEBENTURE

$300K DEBENTURE

On September 10, 2007, we entered into an oral agreement with Joan A. Gish, an accredited investor, pursuant to which Ms. Gish loaned us $300,000 We memorialized our oral agreement with Ms. Gish through a convertible debenture dated September 11, 2007 in the amount of $300,000 (the "$300K Debenture"). Ms. Gish is the wife of Norman A. Gish, who serves on our Advisory Board.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006.

These results have been restated due to issues with debt discount cost and the amortization of those costs.


                                                FOR THE THREE MONTHS ENDED


                                                   December 31, 2007         December 31, 2006         Change       Change
                                                ----------------------    ----------------------    ------------   -------
                                                      (Restated)

                                                                % of                      % of
                                                     $         Revenue         $         Revenue         $            %
                                                ------------   -------    ------------   -------    ------------   -------
Net Revenue                                     $     98,912       100 %  $     34,369       100 %  $     64,543       188 %
Cost of Revenue                                      108,905       110 %        26,271        76 %        82,634       315 %
                                                ------------   -------    ------------   -------    ------------   -------

Gross Profit (Loss)                                   (9,993)      (10)%         8,098        24 %       (18,091)     (223)%

Operating Expenses
Selling, General and Administrative Expenses         930,752       941 %       600,568     1,747 %       330,184        55 %
                                                ------------   -------    ------------   -------    ------------   -------

Loss from Operations                                (940,745)     (951)%      (592,470)   (1,724)%      (348,275)      (59)%

Other Expense:
     Interest income                                   1,942         2 %             -         - %         1,942         - %
     Interest Expense                               (404,258)     (409)%      (275,147)     (801)%      (129,111)       47 %
     Change in Fair Value of Derivative
       Liabilities                                         -         - %       614,424     1,788 %      (614,424)     (100)%
         Net Other Expense                          (402,316)     (407)%       339,277       987 %      (741,593)     (219)%

Loss Before Provision for Income Taxes            (1,343,061)   (1,358)%      (253,193)     (737)%    (1,089,868)     (430)%
Provision for Income Taxes                                 -         - %             -         - %             -         - %

                                                ------------   -------    ------------   -------    ------------   -------
Net Loss                                        $ (1,343,061)   (1,358)%  $   (253,193)     (737)%    (1,089,868)     (430)%
                                                ============   =======    ============   =======    ============   =======

Net Loss Per Share
     -Basic and Diluted
         Basic                                  $      (0.01)             $      (0.01)
                                                ============              ============
         Diluted                                $      (0.01)             $      (0.01)
                                                ============              ============

Weighted-Average Common Shares Outstanding
     -Basic and Diluted
         Basic                                   121,833,583                49,066,358                72,767,225       148 %
                                                ============              ============              ============   =======
         Diluted                                 121,833,583                49,066,358                72,767,225       148 %
                                                ============              ============              ============   =======

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three month period ended December 31, 2007 increased to $930,752 from $600,568 for the three month period ended December 31, 2006. This increase in selling, general and administrative expenses of $330,184, or approximately 55% over the prior period is due primarily to increased staffing, consulting services, marketing and advertising all pertaining to the mining industry.

LOSS FROM OPERATIONS

Loss from operations for the three month period ended December 31, 2007 increased to $940,745 from $592,470 for the three month period ended December 30, 2006. This increase in loss from operations of 348,275, or approximately 59% is due primarily to the increase in selling, general and administrative expenses and costs associated with application systems.

INTEREST EXPENSE

Interest expense for the three month period ended December 31, 2007 increased to $404,258 from $275,147 for the three month period ended December 31, 2006. This increase in interest expense of 129,111, or approximately 47% over the prior period is due primarily to debt discount and debt issuance cost amortization totaling $151,286.

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES

Change in fair value of derivative liability for the three months ended December 31, 2007 decreased to $0 from $(614,424) for the three months ended September 30, 2006. The decrease of change in fair value of derivative liability was due to the payoff of a note payable.

NET LOSS

Net loss for the three month period ended December 31, 2007 was ($1,343,061) compared to ($253,193) for the three month period ended December 30, 2006. This change was due primarily to increased debt discount amortization, no gain on derivative liabilities, and increased operating expenses.


                                              FOR THE SIX MONTHS ENDED


                                                   December 31, 2007         December 31, 2006         Change       Change
                                                ----------------------    ----------------------    ------------   -------
                                                      (Restated)

                                                                % of                      % of
                                                     $         Revenue         $         Revenue         $            %
                                                ------------   -------    ------------   -------    ------------   -------
Net Revenue                                     $    218,090       100 %  $    101,389       100 %  $    116,701       115 %
Cost of Revenue                                      256,052       117 %        75,390        74 %       180,662       240 %
                                                ------------   -------    ------------   -------    ------------   -------

Gross Profit                                         (37,962)      (17)%        25,999        26 %       (63,963)     (246)%

Operating expenses
Selling, General and Administrative Expenses       1,577,285       723 %     1,026,634     1,013 %       550,651        54 %
                                                ------------   -------    ------------   -------    ------------   -------

Profit (Loss) from Operations                     (1,615,247)     (741)%    (1,000,635)     (987)%      (614,612)       61 %

Other Income (Expense):
     Interest income                                   1,942         1 %             -         - %         1,942         - %
     Interest expense                             (2,105,025)     (965)%      (639,091)     (630)%    (1,465,934)      229 %
     Change in fair value of derivative
       liabilities                                         -         - %     2,929,567     2,889 %    (2,929,567)     (100)%
     Loss on extinguishment debt                     (18,500)       (8)%             -         - %       (18,500)        - %
                                                ------------   -------    ------------   -------    ------------   -------
         Net Other Income (Expenses)              (2,121,583)     (973)%     2,290,476     2,259 %    (4,412,059)     (193)%
                                                ------------   -------    ------------   -------    ------------   -------

Income (Loss) before provision for income tax     (3,736,830)   (1,713)%     1,289,841     1,272 %    (5,026,671)     (390)%
Provision for Income Taxes                               800         0 %           800         1 %             -         - %

                                                ------------   -------    ------------   -------    ------------   -------
Net Income (Loss)                               $ (3,737,630)   (1,714)%  $  1,289,041     1,271 %    (5,026,671)     (390)%
                                                ============   =======    ============   =======    ============   =======

Net Income Per Share
     -Basic and Diluted
         Basic                                         (0.03)                     0.03
                                                ============              ============
         Diluted                                       (0.03)                     0.02
                                                ============              ============

Weighted-Average Common Shares Outstanding
     -Basic and Diluted
         Basic                                   113,597,925                 49,066,358               64,531,567       132 %
                                                ============              ============              ============   =======
         Diluted                                 113,597,925                 85,113,523               28,484,402        33 %
                                                ============              ============              ============   =======

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

GROSS PROFIT

Gross profit for the six month period ended December 31, 2007 decreased to ($37,962) from $25,999 for the six month period ended December 31, 2006. This decrease in gross profit of $63,963, or approximately 246% over the prior period is due primarily to the costs associated with the development of the application systems and international shipping expense.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the six month period ended December 31, 2007 increased to $1,577,285 from $1,026,134 for the six month period ended December 31, 2006. This increase in selling, general and administrative expenses of $550,651, or approximately 54% over the prior period is due primarily to increased staffing, consulting services, marketing and advertising all pertaining to the mining industry.

LOSS FROM OPERATIONS

Loss from operations for the six month period ended December 31, 2007 increased to $1,651,247 from $1,000,635 for the six month period ended December 30, 2006. This increase in loss from operations of $614,612 , or approximately 61% is due primarily to the increase in selling, general and administrative expenses and costs associated with application systems

INTEREST EXPENSE

Interest expense for the six month period ended December 31, 2007 increased to $2,105,025 from $639,091 for the six month period ended December 31, 2006. This increase in interest expense of $1,465,934, or approximately 229% over the prior period is due primarily to the increase in debt discount and debt issuance cost amortization totaling approximately $1,400,000.

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES

Change in fair value of derivative liability for the six months ended December 31, 2007 decreased to $0 from $2,929,567 for the six months ended December 31, 2006. The decrease of change in fair value of derivative liability was due to the payoff of a note payable.

NET INCOME (LOSS)

Net income (loss) for the six month period ended December 31, 2007 was ($3,737,630) compared to a net profit of $1,289,041 for the six month period ended December 30, 2006. This change from profitability during the 2006 period when compared to the same period in fiscal 2007 was due primarily to the increased debt discount amortization and no gain on derivative liability in 2007.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2007, we used cash of $2,239,508 in our operating activities and received cash of $3,138,307 in our financing activities.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash used in our operating activities of $2,239,508 for the six months ended December 31, 2007 was primarily attributable to a net loss of $3,737,630, and adjustments to reconcile net income to net cash used in operating activities of $1,498,122 consisting of the following: (a) depreciation and amortization of $255,929, (b) amortization of discount on notes payable of $1,673,807, (c) increase in accounts receivable of $19,430, (d) increase in inventories of $539,
(e) decrease in accounts payable and accrued expenses of $535,974, (f) loss on extinguishment of debt of $18,500, (g) stock options for services rendered of $56,129 (h) gain on cancellation of committed shares of $32,400, (i) issuance of shares for services rendered of $12,500, and (j) issuance of shares for interest on notes payable of $69,600.

CASH FLOWS FROM INVESTING ACTIVITIES

We neither used or received any cash from our investing activities for the six months ended December 31, 2007.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by our financing activities of $3,138,307 for the six months ended December 31, 2007 was from proceeds on notes payable of $4,373,172 offset by payments on notes payable of $1,234,865.

INTERNAL SOURCES OF LIQUIDITY

For the six months ended December 31, 2007, the funds generated from our operations were insufficient to fund our daily operations. For the six months ended December 31, 2007, we had a gross loss of $37,962, and we were thus unable to meet our operating expenses of $1,577,285 for the same period. There is no assurance that funds from our operations will meet the requirements of our daily operations in the future. In the event that funds from our operations will be insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

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

At December 31, 2007, we have debt owing to related parties aggregating $2,510,796 (net of unamortized debt discounts) as summarized in Note 6 to the financial statements.

At December 31, 2007, we have debt owing to non-related parties aggregating $3,567,055 (net of unamortized debt discounts) as summarized in Note 7 to the financial statements.

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

On February 19, 2008, our management concluded, after consultation with our independent registered public accounting firm, and a review of the pertinent facts, that the previously issued financial statements contained in the Original Report for the quarter ended December 31, 2007 should not be relied upon due primarily to an error in those financial statements related to the accounting for debt discount on our convertible debt and an error in compiling the statement of operations for the three months ended December 31, 2007. These errors highlighted the need for us to proceed with our plans to implement better disclosure controls, and we have made this a top priority.

Notwithstanding the weaknesses described above, our management has concluded that the condensed financial statements presented in this 10-QSB fairly present, in all material respects, the Company's financial condition, results of operations and cash flows as of and for the three and six month periods ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

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

With letter agreements dated effective December 31, 2007 and March 10, 2008, the Company memorialized agreements with Michael Davies, Gordon Davies, Paul Hughes and Canvasback Company, Limited to relinquish certain stock options and or warrants until such time that the Company completes a reverse split or increases their authorized shares. The following are the number of stock options and or warrants that each shareholder has relinquished:

        Michael Davies                          4,500,000
        Gordon Davies                           4,500,000
        Paul Hughes                             9,114,228
        Canvasback Company Limited              5,875,000

ITEM 6. EXHIBITS

   Exhibit No.      Description
   -----------      -----------

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

     10.12(2) Form of Subordination Agreement, dated December 12, 2007, in favor of Pala Investments Holdings Limited.

     10.13(3) Form of Letter Agreement, dated December 31, 2007, executed by Michael C. Davies, Gordon W. Davies, Paul Hughes, and Canvasback Company Limited

     10.14(3) Consulting Agreement, dated February 7, 2008 by and between Reclamation Consulting and Applications, Inc. and Dan Landau Corporation.

      31.1* Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2* Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1* Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2* Certification of Chief Financial Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


*     Filed herewith

(1) Filed on November 19, 2007 as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007 and incorporated herein by reference.

(2) Filed on December 18, 2007 as an exhibit to the Company's Current Report on Form 8-K dated December 12, 2007 and incorporated herein by reference.

(3) Filed on February 19, 2008 as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, we have caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.




                                RECLAMATION CONSULTING AND APPLICATIONS, INC.

                                Date: March 11, 2008


                                /s/ MICHAEL C. DAVIES
                                ---------------------
                                Michael C. Davies, Chief Executive Officer