Form 10QSB
period 2008-03-31
Alderox, Inc.
filed 2008-05-20
CIK 1100091

                                  FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 19345

                For the quarterly period ended March 31, 2008


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____.

                        Commission file number: 000-26017

                                  ALDEROX, INC.
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: [122,082,048] shares as of May 19, 2008.

Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]

PART 1 FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                              RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                         CONDENSED BALANCE SHEET
                                             March 31, 2008

                                                 ASSETS

CURRENT ASSETS:
             Cash                                                                          $  1,103,366
             Accounts receivable                                                                 79,022
             Inventories                                                                         53,809
             Prepaid expenses and other current assets                                           14,858
                                                                                           ------------

                         Total current assets                                                 1,251,055

             Property and equipment, net                                                         37,685
             License agreement, net                                                             387,500
             Debt issuance costs, net                                                           257,904
             Deposits                                                                            32,907
                                                                                           ------------

                                                                                           $  1,967,052
                                                                                           ============

                                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
             Accounts payable                                                              $    170,210
             Accrued professional fees                                                           33,817
             Accrued interest payable                                                           338,937
             Other accrued expenses                                                              77,652
             Accrued settlement payable                                                         162,512
             Notes payable - related parties                                                    630,407
             Current portion of notes payable                                                    68,180
                                                                                           ------------

                         Total current liabilities                                            1,481,714

             Notes payable-related parties, net of current portion and debt discount          1,571,030
             Notes payable, net of current portion and debt discount                          5,347,833
                                                                                           ------------

                         Total liabilities                                                    8,400,577
                                                                                           ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
             Common stock, $0.01 par value; 150,000,000 authorized,
             122,082,048 shares issued and outstanding                                        1,220,820
             Additional paid-in-capital                                                      25,040,853
             Treasury stock (1,500,000 shares), at cost                                         (15,000)
             Accumulated deficit                                                            (32,680,199)
                                                                                           ------------

                         Total stockholders' deficit                                         (6,433,526)
                                                                                           ------------

                                                                                           $  1,967,052
                                                                                           ============


           See the accompanying notes to unaudited condensed financial statements.




                              RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                        STATEMENTS OF OPERATIONS
                FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
                                               (UNAUDITED)


                                                       THREE MONTHS ENDED MARCH 31,           NINE MONTHS ENDED MARCH 31,
                                                     --------------------------------      --------------------------------
                                                         2008               2007               2008               2007
                                                     -------------      -------------      -------------      -------------


Net revenue                                          $     154,255      $      38,412      $     372,344      $     139,801

Cost of revenue                                            242,033             32,748            498,086            108,138
                                                     -------------      -------------      -------------      -------------

Gross profit  (loss)                                       (87,779)             5,664           (125,741)            31,663

Selling, general and administrative expenses               982,146            587,856          2,559,431          1,614,490

                                                     -------------      -------------      -------------      -------------
Loss from operations                                    (1,069,925)          (582,192)        (2,685,173)        (1,582,827)

Other income (expense)
    Interest income                                          4,299               --                6,241               --
    Interest expense                                      (331,193)          (224,761)        (2,436,216)          (863,852)
    Loss on extinguishment of debt                        (402,458)              --             (420,959)              --
    Gain on extinguishment of debt                          10,967               --               10,967               --
    Change in fair value of derivative liability              --           (4,079,104)              --           (1,149,537)
                                                     -------------      -------------      -------------      -------------
                                                          (718,386)        (4,303,865)        (2,839,968)        (2,013,389)
                                                     -------------      -------------      -------------      -------------

Income (loss) before income taxes                       (1,788,311)        (4,886,057)        (5,525,141)        (3,596,216)

Provision for income taxes                                    --                 --                  800                800

                                                     -------------      -------------      -------------      -------------
Net income (loss)                                    $  (1,788,311)     $  (4,886,057)     $  (5,525,941)     $  (3,597,016)
                                                     =============      =============      =============      =============

Net income (loss) per common share:
    Basic                                            $       (0.01)     $       (0.10)     $       (0.05)     $       (0.07)
                                                     =============      =============      =============      =============
    Diluted                                                  (0.01)             (0.10)             (0.05)             (0.07)
                                                     =============      =============      =============      =============

Weighted-average common shares outstanding
    Basic                                              122,059,641         49,066,358        116,619,649         49,066,358
                                                     =============      =============      =============      =============
    Diluted                                            122,059,641         49,066,358        116,619,649         49,066,358
                                                     =============      =============      =============      =============


                    See the accompanying notes to unaudited condensed financial statements.




                              RECLAMATION CONSULTING AND APPLICATIONS, INC.
                                        STATEMENTS OF OPERATIONS
                FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
                                               (UNAUDITED)

                                                                                     Nine Months Ended March 31,
                                                                                  ------------------------------
                                                                                       2008             2007
                                                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                           $(5,525,941)     $(3,597,016)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:

     Stock-based compensation                                                            9,356          140,000
     Inssuance of shares for services rendered                                          12,500               --
     Inssuance of stock options for services rendered                                   56,129               --
     Issuance of shares for interest on notes payable                                   69,600               --
     Amortization of prepaid consulting services                                            --            9,590
     Excess fair value of stock granted in connection with consulting services              --           60,000
     Change in fair value of derivative liabilities                                         --        1,149,537
     Amortization of debt discount on convertible debt                               2,180,993               --
     Amortization of discount on notes payable                                              --          620,431
     Amortization of debt issuance costs                                                    --               --
     Depreciation and amortization                                                     318,874           58,202
     Loss on extinguishment of debt                                                     18,500               --
     Gain on cancellation of committed shares                                          (32,400)              --
     CHANGE IN OPERATING ASSETS AND LIABILITIES:                                            --
         Accounts receivable                                                           (51,272)           7,518
         Inventories                                                                    (8,588)        (103,675)
         Prepaid expenses and other current assets                                      45,542            2,519
         Deposits                                                                       (4,750)              --
         Accounts payable and accrued expenses                                        (344,691)         277,612
                                                                                   -----------      -----------
             Net cash used in operating activities                                  (3,256,148)      (1,375,282)
                                                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                                (3,641)              --
                                                                                   -----------      -----------
             Net cash used in investing activities                                      (3,641)              --
                                                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds on notes payable and convertible debentures                            7,323,172        2,045,170
     Payments on notes payable and convertible debentures                           (2,968,800)        (668,226)
     Proceeds from warrant exercise                                                      5,042               --
                                                                                   -----------      -----------
             Net cash provided by financing activities                               4,359,414        1,376,944
                                                                                   -----------      -----------

                                                                                   -----------      -----------
Net increase (decrease) in cash and cash equivalents                                 1,099,625            1,662
                                                                                   -----------      -----------

Cash and cash equivalents at beginning of period                                         3,741               --
                                                                                   -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 1,103,366      $     1,662
                                                                                   ===========      ===========

SUPPLEMENTAL DISCLOSURES

CASH OPERATING ACTIVITIES:
Interest paid                                                                      $   185,677      $    85,621
                                                                                   ===========      ===========
Income taxes paid
                                                                                   ===========      ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of notes payable and accrued interest to common stock                   $ 1,857,400
                                                                                   ===========      ===========
Debt discount on debt                                                              $ 1,168,333
                                                                                   ===========      ===========
Committed shares for consulting services                                                            $   144,000
                                                                                   ===========      ===========
Issuance of shares for consulting services                                         $    12,500
                                                                                   ===========      ===========
Issuance of shares and warrants for extinguishment of debt
                                                                                   ===========      ===========
Issuance of committed shares for debt issuance costs                               $   275,000
                                                                                   ===========      ===========
Issuance of shares for interest on notes payable                                   $    69,600
                                                                                   ===========      ===========
Accrued interest converted to notes payable                                        $     5,030
                                                                                   ===========      ===========


                   See the accompanying notes to unaudited condensed financial statements.


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization
------------

Alderox, Inc. (the "Company") is a Colorado corporation, originally formed in 1976. The Company's primary business is the production and sale of its Alderox(R) line of products and applicator systems. The Alderox(R) line of products is a line of release agent that was developed by the Company in response to industries' need for an economical and environmentally friendly product that eliminates or reduces build up of materials on equipment. The Company's customers are located throughout the United States.


Basis of Presentation
---------------------

The accompanying interim condensed financial statements have not been reviewed by the Company's independent auditor. The Company plans to provide reviewed interim condensed financial statements reviewed by the Company's independent auditor by amendment to the Company's Quarterly Report on Form 10-QSB. These interim condensed financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheet, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three and nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008 or for any other interim period during such year. Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended June 30, 2007.

Going Concern
------------------------

The Company's condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred cumulative losses of $32,685,280 including a net loss of $5,531,024 for the nine months ended March 31, 2008 and has a working capital deficit of $230,659 at March 31, 2008.

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

The Company depreciates its property and equipment using the straight-line method over the following estimated useful lives:

        Computers and office equipment                   3-5 years
        Test equipment                                     5 years
        Vehicles                                           5 years

Long-Lived Assets
-----------------

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of March 31, 2008, the Company does not believe there has been any impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

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

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes" (FIN 48) as of July 1, 2007. FIN 48 creates a single model to address accounting for uncertainty in tax positions. It clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of the adoption date and at March 31, 2008, the Company had no unrecognized tax benefits and does not expect a material change in the next 12 months. Because of the Company's historical losses, FIN 48 did not have an effect on the accounting and disclosure for income taxes. Interest and penalties (if any) related to uncertain tax positions will be recorded in income tax expense.

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

Debt Issuance Costs
-------------------

The Company records direct costs of obtaining debt as debt issuance costs and amortizes these costs to interest expense over the life of the related notes/debentures on a straight-line basis, which approximates the effective interest method. Amortization expense for the three months ended March 31, 2008 and 2007 was $90,197 and $0, respectively, and for the Nine months ended March 31, 2008 and 2007 was $270,591 and $0, respectively. At March 31 2008, accumulated amortization totaled $291,424.

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

Derivative Financial Instruments
--------------------------------

The Company had derivative financial instruments which consisted of embedded derivatives related to 2005 notes. These embedded derivatives included certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments required that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, " Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the 2005 notes, the Company was required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income. As a result of the Company repaying the 2005 notes in full on June 1, 2007, the Company no longer has any derivative instruments. For the three and nine months ended March 31, 2007, the Company recorded other income of $4,079,104 and $1,149,537 related to the reduction in the estimated value of the derivatives.

Revenue Recognition
-------------------

The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or readily determinable and collectability is reasonably assured. Sales are recorded net of sales discounts.

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

Research and Development
------------------------

The Company's products and the technology underlying its products are in the early stages of market acceptance. The Company has incurred $0 and $46,960 for the nine months ended March 31, 2008 and 2007, respectively, on research and development efforts, which costs have been expensed as a part of selling, general and administrative expenses.

Net Income (Loss) Per Share
--------------------------------------

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

For the three and nine months ended March 31, 2008, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation that is not permitted and therefore not included. Such dilutive amounts would have included shares potentially issuable pursuant to convertible debentures (see Notes 6 and 7) and outstanding "in-the-money" options and warrants (see Note 9).

The following represents a reconciliation of basic and diluted net income (loss) per share for the three and nine months ended March 31, 2008 and 2007:

                                                              Three Months Ended March 31,           Nine Months Ended March 31,
                                                            -------------------------------       --------------------------------
                                                                2008                2007               2008               2007
                                                            -------------      -------------      -------------      -------------

Basic income (loss) per share:
      Net income (loss)                                     $  (1,788,311)     $  (4,886,057)     $  (5,525,941)     $  (3,597,016)
                                                            -------------      -------------      -------------      -------------

      Weighted-average common shares outstanding, basic       122,059,641         49,066,358        116,619,649         49,066,358
                                                            =============      =============      =============      =============


      Basic income (loss) per share                         $       (0.01)     $       (0.10)     $       (0.05)     $       (0.07)
                                                            =============      =============      =============      =============

Diluted income (loss) per share:
      Net income (loss)                                     $  (1,788,311)     $  (4,886,057)     $  (5,525,941)     $  (3,597,016)
      Additional debt discount amortization                            --                 --                 --                 --
      Change in fair value of derivative liabilities                   --                 --                 --                 --
      Convertible notes interest expense (net of taxes)                --                 --                 --                 --
                                                            -------------      -------------      -------------      -------------

      Adjusted net income (loss) available to common
      stockholders                                          $  (1,788,311)     $  (4,886,057)     $  (5,525,941)     $  (3,597,016)
                                                            =============      =============      =============      =============

Weighted-average common shares outstanding, basic             122,059,641         49,066,358        116,619,649         49,066,358
      Effect of dilutive securities:
           Stock options and warrants                                  --                 --                 --                 --
           Convertible notes payable                                   --                 --                 --                 --
                                                            -------------      -------------      -------------      -------------

      Weighted-average common shares outstanding,
      diluted                                                 122,059,641         49,066,358        116,619,649         49,066,358
                                                            =============      =============      =============      =============

      Diluted net income (loss) per share                   $       (0.01)     $       (0.10)     $       (0.05)     $       (0.07)
                                                            =============      =============      =============      =============


Stock-Based Compensation
-----------------------------------

At March 31, 2008, the Company has no stock-based compensation plans.

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

As stock-based compensation expense recognized in the statement of operations for the three and nine months ended March 31, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three and nine months ended March 31, 2008, of 0% was based on historical forfeiture experience.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's accumulated loss position, there were no such tax benefits during the three and nine months ended March 31, 2008 and 2007. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

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

Assumptions for the options granted during the nine months ended March 31, 2008 were as follows: risk-free interest rate 4.81%, dividend yield 0%, volatility factor of 173% and a weighted - average expected term of three years.

A summary of option activity as of March 31, 2008 and changes during the nine months then ended, is presented below (restated):

                                                        MARCH 31, 2008

                                                                Weighted-Average
                                                                              Remaining      Aggregate
                                                               Exercise       Contractual   Instrinsic
                                               Shares            Price        Term (Years)      Value
                                             ----------        --------         -------         -----
Options outstanding at July 1, 2007          14,990,000        $   0.23
         Options granted                        500,000            0.17
         Options forfeited                           --              --
         Options exercised                           --              --
                                             ----------        --------         -------         -------
Options outstanding at March 31, 2008        15,490,000        $   0.23            1.30         $    --
                                             ==========        ========         =======         =======
Options exercisable at March 31, 2008        15,365,000        $   0.23            1.26         $    --
                                             ==========        ========         =======         =======

Upon the exercise of options, the Company issues new shares from its authorized shares. 500,000 options were granted during the nine months ended March 31, 2008. No options were granted during the three months ended March 31, 2008. The weighted average fair value of options granted during the nine months ended March 31, 2008 was $0.23 per share.

As of March 31, 2008 there was approximately $45,600 of unrecognized compensation costs related to employee stock options. That cost is expected to be recognized on a straight-line basis over the next thirty months. The fair value of shares vested during the three and nine months ended March 31, 2007 related to employee options was $9,355 and $65,484, respectively, which was recorded to selling, general and administrative expenses. The fair value of shares vested during the three and nine months ended March 31, 2007 related to employee options was $140,000.


Concentrations
--------------

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At March 31, 2008, the Company's cash balances exceed the amount insured by the FDIC by approximately $200,000. Management believes the risk of loss of cash balances in excess of the insured limit to be low.

The majority of revenues in the periods ended March 31, 2008 were generated from five major customers, Applied Industrial Technologies, C.W. Roberts Contracting, LoJac, Iron Ore of Canada and Brenntag Pacific. The majority of receivables at March 31, 2008 were from Applied Industrial Technologies, LoJac, Iron Ore of Canada and C.W. Roberts Contracting. For the three and nine months ended March 31, 2008, total sales to the five customers amounted to $110,811 and $259,278 respectively, or approximately 65.6% and 64.6%, respectively, of our sales and as of March 31, 2008, accounts receivable from the five customers accounted for approximately 73.8% of our total accounts receivable.

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



NOTE 3 - ACCOUNTS RECEIVABLE

All accounts receivable are trade related. These receivables are current and no reserve for uncollectible accounts is deemed necessary.


NOTE 4 - INVENTORIES

Inventories consist of the following as of March 31, 2008:

        Raw materials                         $ 3,713
        Finished goods                         50,096
                                              -------
                                              $53,809
                                              =======

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at March 31, 2008:

        Computers and office equipment        $ 12,210
        Test equipment                          55,075
        Vehicles                                17,410
                                              --------
                                                84,695

        Less accumulated depreciation          (47,010)
                                              --------
                                              $ 37,685
                                              ========

Depreciation expense was $3,622 and $3,550 for the three months ended March 31, 2008 and 2007, respectively. Depreciation expense was $10,782 and $10,702 for the nine months ended March 31, 2008 and 2007, respectively.

NOTE 6 - NOTES PAYABLE - RELATED PARTIES


Notes payable - related parties consist of the following at March 31, 2008:


Unsecured convertible debt to stockholders, bearing interest at 10 percent per annum,                 $ 1,305,936
    due on July 18, 2009 (see below)

Unsecured note payable to stockholders, bearing interest at 12 percent per annum, due on demand           450,000

Unsecured note payable to stockholder, bearing interest at 10 percent per annum, due on demand            135,112

Notes payable bearing interest at 12 percent per annum, convertible to common shares at $0.12 per         265,094
    share, due March 10, 2009, secured by substantially all assets of the Company, net of debt discount of $189,936 (see below)

Unsecured note payable to stockholder, bearing interest at 12 percent per annum, due on demand                295

Unsecured note payable debt to stockholder, $2,500 interest payble on maturity, due on demand              25,000

Unsecured note payable to stockholder, bearing interest at 12 percent per annum, due on demand             20,000

                                                                                                      -----------
Subtotal                                                                                              $ 2,201,437

Less current portion                                                                                     (630,407)

                                                                                                      -----------
                                                                                                      $ 1,571,030
                                                                                                      ===========



Interest expense on notes payable - related parties (including amortization of debt discount) for the three months ended March 31, 2008 and 2007 was approximately $51,817 and $43,494, respectively. Interest expense on notes payable- related parties (including amortization of debt discount) for the nine months ended March 31, 2008 and 2007 was approximately $1,718,117 and $133,514, respectively.

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

SECURED REVOLVING LINE OF CREDIT AGREEMENT
------------------------------------------

On July 18, 2007, the Company also entered into a Secured Revolving Line of Credit Agreement (the "Credit Agreement") and Security Agreement with Canvasback. Pursuant to the Security Agreement, the Company has also issued a Secured Promissory Note to Canvasback for the $3,000,000 line of credit. The Company collectively refers to the Credit Agreement, the Security Agreement and the Secured Promissory Note as the "Loan Documents." The Loan Documents provide the Company with a $3,000,000 line of credit for two years, secured by all of the Company's assets. The line of credit accrues simple interest at the rate of 12% per annum. The principal and accrued interest will be payable on July 17, 2009.

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

In connection with additional borrowings made during the three months ended September 30, 2007, the Company issued a 3-year detachable warrant to Canvasback allowing for a purchase for cash of up to 300,000 shares of common stock at an exercise price of $0.19 per share. The fair value of the warrant was estimated to be $41,912 which was determined by the Company using the Black-Scholes pricing model. The Company is amortizing the debt discount over the terms of the related debt instruments using the straight-line method (which approximates the effective interest method). During the three and nine months ended March 31, 2008, the Company amortized $5,187 and $63,446, respectively, related to the debt discount which is recorded as interest expense in the accompanying statement of operations.

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

On March 2008, Canvasback, the Company, and three shareholders of the Company entered into and executed an agreement which transferred and legally released the Company as the primary obligor for the then outstanding principal balance of $450,000 under the revolving line of credit. In consideration of the release by Canvasback, the three shareholders of the Company personally assumed and agreed to be the primary obligor in lieu of the Company. As such, all of the Company's obligations under the revolving line of credit were appropriately deemed to have been extinguished, and accordingly, the corresponding liability was de-recognized. There was no gain or loss on the extinguishment and de-recognition of liability.

In consideration for the shareholder's personal assumption for the then outstanding principal balance of $450,000 the Company owed to Canvasback, the Company and the three shareholders entered into and executed an agreement whereby the Company issued notes to the shareholders evidencing principal aggregate borrowings of $450,000 that is due upon demand and carries an interest rate of 12%. The amount is included in the current portion of the notes payable due to related parties.

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

Pursuant to terms of the $105K Debenture, the Company also issued Mr. Gish warrants to purchase up to 100,000 shares of common stock. Half of the warrants have an exercise price of $0.22 per share and the other half have an exercise price of $0.24 per share. The warrants expire on May 22, 2010. Since the October 2007 amendment resulted in terms that, pursuant to EITF No. 96-19, were substantially different from the terms of the original notes, the modification was treated as an extinguishment of debt for the three months ended December 31, 2007, with no resulting gain or loss. As a result of the BCF and warrants, the Company recorded a debt discount of $70,201 and will amortize it to interest expense over the life of the debenture. For the three and nine months ended March 31, 2008, the amortization was $45,949 and $94,594, respectively.

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

In connection with the issuance of the debenture, the Company also issued Ms. Gish warrants to purchase up to 300,000 shares of our common stock. The warrants have an exercise price of $0.20 per share and expire September 10, 2010. The warrant exercise price shall be adjusted downwards to reflect forward stock splits, but may not be adjusted upwards for reverse stock splits or stock dividends. As a result of the BCF and warrants, the Company recorded a debt discount of $178,336 and will amortize it to interest expense over the life of the debenture. For the three and nine months ended March 31, 2008, the amortization was $30,294 and $61,970, respectively.

In October of 2007, Ms. Gish loaned the Company $50,000 pursuant to an oral agreement for this loan to receive similar terms to that of the debenture she received effective September 11, 2007 (see above), including a conversion feature of $0.12 per share and warrants of 50,000 shares at an exercise price of $0.20. As a result of the BCF and warrants, the Company recorded a debt discount of $35,993 and will amortize it to interest expense over the life of the debenture. For the three and nine months ended March 31, 2008, the amortization was $5,049 and $9,948, respectively.

On October 11, 2007, Ms. Gish loaned the Company an additional $25,000 pursuant to an oral agreement for this loan providing for her to accrue interest at 12% per annum until the loan is repaid. This loan had no conversion terms or detachable warrants.


NOTE 7 - NOTES PAYABLE

Notes payable consist of the following at March 31, 2008:

     Unsecured notes payable, bearing interest at 12 percent per annum, due on demand,                    $    65,180
         net of discount of $4,820 (see below)

     Note payable bearing interest at 12 percent per annum, convertible to common shares at 2,721,618
         $0.14 per share, interest payable monthly, principal due on December 11, 2010, secured by substantially all assets of the Company, net of debt discount of $278,382 (see below)

     Note payable bearing interest at 12 percent per annum, convertible to common shares at 2,317,092
         $0.14 per share, interest payable monthly, principal due on December 11, 2010, secured by substantially all assets of the Company, net of debt discount of $182,908 (see below)

     Note payable bearing interest at 12 percent per annum, convertible to common shares at 309,123
         $0.22 per share, interest payable monthly, principal due on November 7, 2010, secured by substantially all assets of the Company, net of debt discount of $190,877 (see below)

     Notes payable bearing interest at 10 percent per annum and paid semi-annually,                             3,000
         convertible to common shares at $0.40 and $0.45 per share, due on demand, secured by substantially all assets of the Company

                                                                                                          -----------
     Subtotal                                                                                             $ 5,416,013

     Less current portion                                                                                     (68,180)

                                                                                                          -----------
                                                                                                          $ 5,347,833
                                                                                                          ===========




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

At any time prior to the maturity date, each May Debenture Holder has the option to convert the outstanding balance of principal, unpaid interest, and/or up to six months of future interest into shares of the Company's common stock at a price of $0.20 per share. This BCF was estimated to be $461,100 and will be amortized to interest expense over 18 months, the term of the debentures. The Company recognized $306,560 and $461,100 of interest expense during the three and nine months ended March 31, 2008, respectively, related to this BCF. On November 13, 2007 the Company issued a total of 348,000 shares of common stock representing the conversion of $69,600 of interest. As the stock price on the date of conversion was lower than the conversion price, there was no additional interest charge recorded as a result of the May Debenture Holder's exercise of the interest conversion option.

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

Fifty percent of the warrants to be issued in any conversion have an exercise price of $0.22 per share while the remaining warrants have an exercise price of $0.24 per share. The warrants are to expire three years after issuance. In the event that the closing price of the Company's common stock equals or exceeds $0.80 per share for twenty consecutive trading days, the Company has the option to cancel the unexercised warrants after providing the May Debenture Holders with 45 days' prior written notice. [NOTE THAT THE MAY DEBENTURES WERE PAID OFF AND THE WARRANTS ARE NOT LONGER ISSUABLE. SOME ADJUSTMENT MAY BE NECESSARY. WAS THE PAY-OFF DONE PRIOR ON OR PRIOR TO MARCH 31?]

As a result of the November 13, 2007 conversion, the Company issued 333,000 warrants, 166,500 of which are exercisable at $0.22 per share and 166,500 of which are exercisable at $0.24 per share, all expiring in November 2010. The value of these warrants using the Black-Scholes pricing model was $47,916. Pursuant to EITF 96-19, this modification was not considered a debt modification, but rather the value of the warrants was recorded an additional debt discount and is being amortized over the remaining life of the debt. Amortization for the three and nine months ended March 31, 2008 was $42,166 and $47,916, respectively.

As of December 31, 2007, Mr. Paul Hughes agreed to temporarily relinquish his conversion rights, including the related warrants issuable upon the conversion, until the Company completes a reverse split and an increase of its authorized shares. The Company determined that the impact of this debt modification under EITF 96-19 to be immaterial. As of December 31, 2007 and based on a conversion price of $0.20 per share, the amount of common stock which would have been issuable upon full conversion of the aggregate outstanding balance of the May Debentures and accrued interest, plus six months of future interest, is 4,148,791 shares. With the issuance of these shares, the May Debenture Holders would also receive warrants for the purchase of 1,158,753 shares of common stock, which would have been valued at approximately $170,000 and would have been recognized as interest expense over the remaining life of the May Debentures if they had been granted. In the event Mr. Paul Hughes had not temporarily relinquished his conversion rights, the amount of common stock which would have been issuable upon full conversion of the aggregate outstanding balance of the May Debentures and accrued interest, plus six months of future interest as of December 31, 2007, would have been 6,210,886 shares, and with the issuance of these shares, the May Debenture Holders would also have been entitled to receive warrants for the purchase of 6,210,886 shares of common stock, which would have been valued at approximately $894,000 and would have been recognized as interest expense over the remaining life of the May Debentures if they had been granted.

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

On March 31, 2008 the Company repaid all outstanding principal and interest to Paul Hughes representing $400,000 of principal and $16,309 in accumulated interest through the payment date, Eat-Me Foods, Ltd representing $359,985 of principal and $14,734 in accumulated interest through the payment date and 0761291 B.C. Ltd. representing $400,000 of principal and $16,504 in accumulated interest through the payment date. These payments totaling $1,207,532 relieved the Company from all of the terms of the Convertible Debenture Agreement and represented prepayment of the Convertible Debentures.

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

As a result of the BCF and warrants, the Company recorded a debt discount of $233,203 and will amortize it to interest expense over the life of the debenture. For the three and nine months ended March 31, 2008, the amortization was $29,641 and $42,326, respectively.

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

CONVERSION RIGHTS

Prior to the Maturity Date, Pala will have the option to convert the outstanding balance of principal and unpaid interest into shares of our common stock (the "Shares") at a conversion price of $0.14 per share. The Debenture requires us to effect a 1 for 2 reverse split of our outstanding common stock and to increase our authorized shares of common stock from 150,000,000 to 200,000,000 (the "Share Reorganization.)" We are required to use best efforts to effect the Share Reorganization by February 10, 2008, and must complete the Share Reorganization no later then April 10, 2008. Pala's conversion rights commence on the effective date of the Share Reorganization and continue until the Maturity Date. As the Share Reorganization has not yet occurred, the BCF associated with this conversion right of $523,205 has not yet been recorded by the Company, but will be once the Share Reorganization occurs.

WARRANTS

For every dollar of principal advanced under the Debenture, Pala is entitled to a warrant (a "Warrant" and collectively the "Warrants") to purchase one share of our common stock at $0.21 per share (the "Warrants"). The Warrants expire on December 11, 2010. Pala has received 3,000,000 Warrants in connection with the first tranche and will be entitled to an additional 2,000,000 Warrants in the event the Second Tranche funds. As a result of the Warrants, the Company recorded a debt discount of $308,919 and will amortize it to interest expense over the life of the debenture. For the three and nine months ended March 31, 2008,the amortization was $4,792 and $30,537, respectively.

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

In order to induce 0761291 B.C. Ltd. and Eat-Me Foods, Ltd. to enter into the Subordination Agreements, we entered into amendments to their Secured Convertible Debentures providing for each of them to receive warrants for the purchase of 166,666 shares of our common stock. These warrants have an exercise price of $0.17 per share and are exercisable for three years. In the event that the closing price of our common stock equals or exceeds $0.80 per share for 20 consecutive trading days, we have the option to cancel the unexercised warrants after 45-days prior written notice. These warrants are subject to proportional adjustment in the planned 1 for 2 reverse split. The value of these warrants using the Black-Scholes pricing model was $49,112. Pursuant to EITF 96-19, this modification was not considered a debt modification, but rather the value of the warrants was recorded an additional debt discount and is being amortized over the remaining life of the debt. Amortization for the three months ended March 31, 2008 was $48,260.

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

Omnibus Amendment

On March 2008, the Company entered into and executed an Omnibus Amendment (Amendment) with Pala Investments Holdings Limited. The Amendment extended to the Company additional funding of $2,500,000 (the "Third Tranche") pursuant to the terms of the Debenture Agreement, in each case as amended by this Amendment. The following represents material amendments made to the Debenture.

      1.    Modified the Conversion Price for the Second Tranche from $0.14 to
            $0.07.
      2.    Defined the Conversion Price for the Third Tranche as $0.07.
      3. Amended in its entirety the requirements under the Share Reorganization to "Complete a share reorganization by no later than May 25, 2008".
      4.    Reduced the allowable aggregate amount of indebtedness outstanding under the Canvasback Line of Credit to $230,000 from $500,000.
      5.    The Benchmarks for the contingent funding of the Second Tranche were amended in its entirety to (1) the Company generate positive net cash provided from operating activities (as defined under U.S. GAAP) for the 2nd quarter of its 2009 fiscal year; and (2) the company has signed orders or contracts for the sale of at least one million (1,000,000) gallons of Alderox during the 2009 calendar year.
6. Added provisions for cashless exercise of warrants, in which the number Of warrant shares to issue upon conversion shall be computed using the following formula:

              X = ((P)(Y)(A-B)) / A
              X = the number of warrant shares to be issued to the holder for the portion of the warrants being converted;
              P = the portion of the warrants being converted expressed in decimal fraction; Y = the total number of warrant shares issuable upon exercise of the warrants in full;
              A = the market price of a share of the Company's common stock for the date of exercise (market price defined as the average of the closing prices of the Company's common stock for the five preceding trading days);
              B = the then current exercise price.


Conversion Rights

Consistent with the terms agreed to under the Debenture, Pala has the option to convert the outstanding balance of principal and unpaid interest into shares of the Company's common stock (the "Shares)at a conversion price of $0.07 per share. Also, as noted above under the Debenture's Conversion Rights discussion, the Company is requires to effect a Share Reorganization as defined above. Pala's conversion rights commence of the effective date of the Share Reorganization and continue until the maturity Date. As the Share Reorganization has not yet occurred, the BCF associated with this conversion right of $1,255,081 has not yet been recorded by the Company, but will be once the Share Reorganization occurs.

Warrants

In exchange for the additional $2,500,000 provided to the Company under the Amendment, Pala received 2,500,000 warrants for the purchase of up to an aggregate of 2,500,000 shares of the Company's common stock at a price of $0.21 per share. The warrants expire on March 27, 2011. The Company recorded a debt discount of $183,652 related to the issuance of these warrants which will be amortized over the life of the Amendment. For the three and nine months ended March 31, 2008, the amortization was $744 and $0, respectively.


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

NOTE 9 - STOCKHOLDERS' EQUITY

Common Stock
------------

During the nine months ended March 31, 2008 the Company issued a total of 66,512,025 shares of common stock, as follows: 84,025 shares for the exercise of warrants having a cash value of $$5,042, 348,000 shares for the conversion of $69,600 of interest on a convertible debenture (see Note 7), 65,000,000 shares for the conversion of $1,787,800 of convertible notes (see Note 6), 1,000,000 shares committed in fiscal 2007 to compensate two individuals for making personal guaranties and a mortgage for Company obligations (see Note 6), 50,000 shares for professional services rendered valued at $12,500 and 30,000 shares as part of an agreement in July 2007 whereby the Company issued the shares to an investor pursuant to the terms of an amendment to a promissory note. The terms of the amendment are that the Company agreed to pay the principal amount owing of $10,000 on or before December 30, 2007, to issue 30,000 shares of common stock and issue 80,000 warrants having an exercise price of $0.20 per share and expiring September 28, 2010 in return for the release of all accrued and future interest and penalty under the note. The value of the shares and warrants was $12,500. On December 14, 2007 the Company made final payment and all liability has since been released. The Company recognized a loss on the settlement of debt of $18,500 related to this agreement. In addition, during the nine months ended March 31, 2008, the Company recorded a reversal of previously recorded committed shares totaling $32,400 as part of selling, general and administrative expenses for consultant shares that will never be issued due to non-performance by the consultant.

STOCK OPTIONS AND WARRANTS
--------------------------

During the nine months ended March 31, 2008 the Company issued a total of 6,716,332 warrants, all of which were vested as of March 31, 2008, and 4,000,000 Options none of which have vested as of March 31, 2008 and 500,000 options of which 375,000 were vested as of March 31, 2008. Total outstanding options and warrants at March 31, 2008 were 37,835,357.

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

The following assumptions were used under the Black-Scholes method at the date of grant to estimate the fair value of the option and warrant grants to non-employees during the nine months ended March 31, 2008:

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

Amortization expense of $12,500 and $12,500 was recognized during the three months ended March 31, 2008 and 2007, respectively and is included in selling, general and administrative expenses in the accompanying condensed statements of operations. Amortization expense of $37,500 and $37,500 was recognized during the nine months ended March 31, 2008 and 2007, respectively, and is included in selling, general and administrative expenses in the accompanying condensed statements of operations.


NOTE 11 - CONSULTING AGREEMENT

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

The compensation set forth in this consulting agreement shall adjust proportionately based upon any termination of this agreement prior to January 31, 2009. In the event the agreement is terminated by either party, with or without cause, the consultant shall not be entitled to keep more than a number of shares equal to the number of days of the term multiplied by 2,739 and shall be required to return the excess number of shares to the Company. As of March 31, 2008, the proposed 1:2 reverse split has not occurred and as such, the deferred Compensation amount associated with the restricted shares and warrants for $40,000 and $63,359, respectively, have not been recorded by the Company but will be immediately after the occurrence of the proposed reverse split.


NOTE 12 - SUBSEQUEST EVENTS

On May 2, 2008 at the Company Annual General Meeting, the Company received shareholder approval to adopt the following amendments to the Articles of
Incorporation:

o Amend the Articles of Incorporation, hereafter referred to as the Articles, to permit stockholders to approve corporate actions by written consent.

o Amend the Articles to change the corporate name from Reclamation Consulting and Application, Inc. to Alderox, Inc.

o Amend the Articles to increase the authorized number of shares of common stock from 150,000,000 to 200,000,000.

o Amend the Articles to effect a 1-for-2 reverse stock split of our common stock.

On May 16, 2008 the Company filed Articles of Amendment with the Colorado Secretary of State. Other items that were approved by our shareholders include the election of Norman Gish, Gordon Davies and Michael Davies as our 2008 Board of Directors and the adoption of an incentive stock option plan.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following presentation of Management's Discussion and Analysis has been prepared by internal management and should be read in conjunction with the financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-QSB, as well as the financial statements and notes thereto and Management's Discussion and Analysis of our Annual Report for the year ended June 30, 2007 and our quarterly reports for the quarters ended September 20, 2007 and December 30, 2007. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements about reliance on forward-looking statements made earlier in this document should be given serious consideration with respect to all forward-looking statements wherever they appear in this report, notwithstanding that the "safe harbor" protections available to some publicly reporting companies under applicable federal securities law do not apply to us as an issuer of penny stocks. Our actual results could differ materially from those discussed here.

Alderox, Inc., ("us", "we", the "Company" or the "Registrant" and formerly named Reclamation Consulting and Applications, Inc., is a Colorado corporation that currently specializes in the production and sale of its Alderox(R) line of products. Our Alderox(R) products are made from our patented formula relating specifically to an improved release agent for mitigating the sticking of ore, asphalt, concrete and other similar products to various surfaces. Release agents are commonly applied to skips, loaders, haul trucks, conveyer belts, containers, mixers and forms prior to hauling oar and asphalt and prior to the pouring of concrete into them and act as a barrier to mitigate adhesion of the ore or asphalt, concrete or other material to the relevant surfaces. The release agents included in our Alderox(R) line of products are comprised mostly of oils, especially a 100% biodegradable and otherwise environmentally friendly oil such as soybean oils. Our Alderox(R) formulation may be comprised of any desired oil or combination of oils, filtered or unfiltered, with little or no water, so long as it meets the ranges of viscosity, specific gravity and other criteria determined by us to be the most effective for release agents.

Our Alderox(R) line of products includes ASA-12(R), DCR(R), KR-7(R), PaverBlendTM and ASA Cleaners. ASA-12(R) is an ore release agent and DCR(R) is a drag chain lubricant, each of which was developed by us in response to the need for effective, economical and environmentally-friendly products in the mining and asphalt industries. PaverBlendTM is an asphalt release agent used to keep truck beds and paving equipment free from debris. KR7(R) is a concrete release agent also developed by us in response to the concrete industry's need for effective, economical and environmentally-friendly product. Our application equipment includes the Reliant 1, Reliant 2 and Reliant 3 control spray systems.

The Reliant 1 was specifically designed as a robotic automated spray system to control the amount and temperature of Alderox PaverblendTM sprayed onto the beds of asphalt haul trucks. The pump system draws from a tank that stores the Alderox(R) product and automatically applies a predetermined amount of product onto the truck bed. The Reliant 2 is a manual hand held spray system which controls the amount of Alderox PaverblendTM sprayed onto the beds of asphalt haul trucks and also draws from a storage tank. This system is also modified for use with Alderox ASA-12(R) in other areas of the mining industry such as on skips, loaders, chutes and crushing stations. The Reliant 3 was designed as a specialized spray system for drag chain lubrication for use within the asphalt production and mining industries. Drag chains are large industrial chains used in the asphalt industry to drag or transport asphalt to distribution containers. The Company also custom builds specialized custom application equipment for the mining industry on a case by case basis.

As reflected in our Financial Statements included in Item 1 of Part I of this Report, we have incurred cumulative losses of $32,680,199, including net loss of $5,525,941 for the nine-month period ended March 31, 2008. At March 31, 2008, we have a working capital deficit of $230,659.

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

On May 16, 2008, we amended our Articles of Incorporation to effect a 1 for 2 reverse split of our common stock and to increase our authorized shares of common stock from 150,000,000 to 200,000,000, (collectively, the "Share Reorganization."). This amendment to our Articles of Incorporation was approved by a majority of our shareholders at our annual shareholders' meeting on May 5, 2008. As certain of our options, warrants and convertible instruments were, pursuant to their terms, not be subject to proportional adjustment for the reverse split, the Share Reorganization has resulted in dilution to our holders of our common stock. Additionally, the issuance of shares on the exercise of outstanding options, warrants and convertible instruments will likely result in substantial additional dilution to the holdings of our existing shareholders.

The Company is in the process of adjusting its books and records for the Share Reorganization. However, all share numbers and share prices in this quarterly report are provided on a pre-split basis.


REDUCTION OF REVOLVING LINE OF CREDIT BALANCE

Pursuant to a Secured Revolving Line of Credit Agreement, Canvasback Company Ltd. provides us with a $3,000,000 line of credit secured by all of our assets. The line of credit accrues simple interest at the rate of 12% per annum. All accrued interest as of July 18, 2008 will be payable on July 31, 2008. The principal and the remaining accrued interest will be payable on July 17, 2009.

We may utilize the line of credit by requesting advances from time to time during the term of the Credit Agreement. However, Canvasback has no obligation to make such advances and the decision to lend such money lies in their sole and complete discretion. Additionally, our ability to utilize the line of credit is dependent on Canvasback having funds available for such use. Canvasback has informed us that it currently does not have further funds available for use under the line of credit. Accordingly, we can provide no assurance that it will have access to further funds under the line of credit.

During the quarter ended March 31, 2008, the Company reduced the balance of its revolving line of credit to zero.

On February 1, 2008 the Company made payment against the revolving line of credit extended by Canvasback Company Ltd., totaling $100,000.

On March 2008, Canvasback, the Company, and three shareholders of the Company,(two officers, Michael Davies and Gordon Davies, and a third individual, Anthony Wilson) entered into an arrangement pursuant to which Canvasback released the Company from further responsibility for the then outstanding principal balance of $450,000 under the revolving line of credit. In return for Canvasback releasing the Company from further liability for this $450,000 balance, the three shareholders personally assumed responsibility for this debt. Accordingly, all of the Company's obligations as repayment of the $450,000 balance were deemed to have been extinguished, and accordingly, the corresponding liability was de-recognized on our books. There was no gain or loss on the extinguishment and re-recognition of liability.

In consideration for the three shareholders' personal assumption for the $450,000 balance the Company agreed to issue notes to the shareholders evidencing principal aggregate debt of $450,000 that are due upon demand and carries annual interest of 12%. This debt is included in the current portion of the notes payable due to related parties.


OMNIBUS AMENDMENT

On March 28, 2008 we entered into an Omnibus Amendment (the "Omnibus Amendment") with Pala Investments Holdings Limited ("Pala") that amended the terms of a Secured Convertible Debenture (the "Debenture") and related agreements entered into on December 12, 2007 and which were previously disclosed on a Current Report on Form 8-K dated December 12, 2007 and filed with the Securities and Exchange Commission on December 18, 2007.

The Debenture originally provided for us to receive $5,000,000 in two tranches: a first tranche of $3,000,000 which funded immediately on closing, and a second tranche of $2,000,000 which we were entitled to receive if we met certain performance benchmarks by December 31, 2008, or which may otherwise be provided at Pala's discretion. The Debenture carries interest of 12% per annum, compounding quarterly, and matures on December 11, 2010 (the "Maturity Date"). In connection with the funding of the first tranche, Pala received warrants for the purchase of 3,000,000 shares of common stock. Pala is also entitled to warrants for the purchase of 2,000,000 shares of common stock on the funding of the second tranche.

Pala and its affiliated companies together have over 1.7 billion dollars under management and focus on investing in the mining and natural resources sector. Pala is based in Jersey in the United Kingdom. Its exclusive advisor, Pala Investments AG, is based in Zug, Switzerland.

THIRD TRANCHE

Under the Omnibus Amendment, the maximum amount to which we are entitled to receive under the Debenture was raised to $7,500,000 and we immediately received a third tranche of $2,500,000 in funding pursuant to the Debenture. The principal and interest of the third tranche are convertible into shares of our common stock at a conversion price of $0.07 per share. As is the case with the first and second tranches, the conversion price is subject to proportional adjustment for any forward or reverse stock splits or for the distribution of any share dividends. Pala's conversion rights commence on the effective date of our Share Reorganization (as described below) and continue until the Maturity Date.

WARRANTS FOR THIRD TRANCHE

In connection with the third tranche, Pala received warrants for the purchase of 2,500,000 shares of our common stock. These warrants have a term of three years and an exercise price of $0.21 per share. The Company recorded a debt discount of $183,652 related to the issuance of these warrants which will be amortized over the life of the Amendment. For the three and nine months ended March 31, 2008, the amortization was $744 and $0, respectively.

In the 1 for 2 reverse split being effected as part of our Share Reorganization and in any future reverse split, the number of warrants is not subject to adjustment, but the warrant exercise price is adjusted upwards. As adjusted for the Share Reorganization, the 2,500,000 warrants with an exercise price of $0.21 has become 2,500,000 warrants with an exercise price of $0.42 per share.

CHANGES TO SECOND TRANCHE

Pursuant to the Omnibus Amendment, and in consideration of Pala providing us with the third tranche, the $2,000,000 second tranche, which is to be funded in the event we reach certain benchmarks, will also be convertible into shares of our common stock at a conversion price of $0.07 per share, rather than $0.14 share as originally provided in the Debenture.

Additionally, the benchmarks for the funding of the second tranche were amended to require we meet both of the following requirements before Pala is obligated to provide the second tranche (although Pala may otherwise provide us with the second tranche at its discretion):

     o We have signed orders or contracts for the sale of at least 1,000,000 gallons of Alderox during calendar year 2009; and

     o We have generated positive net cash provided from operating activities (as defined under U.S. GAAP) for the second quarter of our 2009 fiscal year.

CONSULTING AGREEMENT

Pursuant to the Omnibus Amendment, we agreed to enter into a consulting agreement with Melior AG, an indirect wholly-owned subsidiary of Pala, for the provision of certain management and consultancy services to be described in detail in the final consulting agreement. The consulting agreement is to have a term of two years from the date of its execution. Melior AG's compensation for the first year of the agreement is to be $200,000, payable in shares of Company stock. For the second year of the agreement, Melior AG's compensation is to be $350,000, payable either in shares of Company stock or cash, at the option of the Company. Payments in stock would be made using a conversion price of $0.07 per share, as proportionately adjusted for any forward or reverse stock splits or share dividends.

OTHER PROVISIONS

The Debenture originally required us to effect a 2 for 1 reverse split of our outstanding common stock and to increase our authorized shares of common stock from 150,000,000 to 200,000,000 (the "Share Reorganization)" by April 10, 2008. The Omnibus Agreement formalized a subsequent understanding by Pala and the Company to allow the Share Reorganization to take place no later than May 25, 2008. An Amendment to our Articles of Incorporation implementing the Share Reorganization was approved by our shareholders at our annual meeting on May 5, 2008 and filed with the Colorado Secretary of State on May 16, 2008.

The Debenture originally allowed us to obtain additional advances on our existing line of credit from Canvasback, provided that the outstanding balance did not exceed $500,000. Pursuant to the Omnibus Amendment, the outstanding balance of the Canvasback line of credit cannot exceed $230,000

A promissory note was issued for the third tranche.

The Registration Rights Agreement was amended to provide for all shares underlying the warrants received in connection with the third tranche or received on the conversion of the third tranche to have the registration rights provided by this agreement.

The Security Agreement was amended to clarify that the third tranche is secured by all of our assets.

USE OF PROCEEDS FROM THIRD TRANCHE

We used $1,207,532 of the proceeds from the third tranche to repay three secured convertible debentures held by Paul Hughes, our Chief Financial Officer, Eat-Me Foods, Ltd. and 0761291 B.C. Ltd. We plan to use the remaining funds for the operation of our business.

To the extent Pala does not convert the Debenture and we are unable to repay the Debenture from our revenues, we will need additional capital to make the interest and principal payments due under the Debenture. We can offer no assurance that we will be able to raise all or any portion of the funds necessary to repay Pala on terms favorable to us or at all.


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

As of March 31, 2008, the 1:2 reverse split had not occurred and as such, the deferred compensation amount associated with the restricted shares and warrants for $40,000 and $63,359, respectively, had not been recorded by the Company but is being recorded following the occurrence of the reverse split.

CRITICAL ACCOUNTING POLICIES

There were no changes to our critical accounting policies as described in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007.


                                       FOR THE THREE MONTHS ENDED
-----------------------------------------------------------------------------------------------------------------------------------


                                                            March 31, 2008               March 31, 2007         Change     Change
                                                       --------------------------- ------------------------  ------------  ---------

                                                             $       % of Revenue       $       % of Revenue       $           %
                                                       ------------- ------------- -------------  ---------  ------------- ---------

Net Revenue                                           $     154,255       100 %    $      38,412     100 %  $     115,843     302 %
Cost of Revenue                                             242,033       157 %           32,748      85 %        209,285     639 %
                                                      -------------     -------    -------------   -------  ------------- ---------

Gross Profit (Loss)                                         (87,779)      (57)%            5,664      15 %        (93,443) (1,650)%

Operating Expenses
Selling, General and Administrative Expenses                982,146       637 %          587,856   1,530 %        394,290     67 %
                                                      -------------     -------    -------------   -------  ------------- ---------
Loss from Operations                                     (1,069,925)     (694)%         (582,192) (1,516)%       (487,733)   (84)%

Other Expense:
      Interest income                                         4,299         3 %               --      -- %          4,299     -- %
      Interest Expense                                     (331,193)     (215)%         (224,761)   (585)%       (106,432)    47 %
      Gain on extinguishment of debt                         10,967         7 %               --      --%          10,967     -- %
      Change in Fair Value of Derivative Liabilities             --        -- %          614,424   1,600 %       (614,424)  (100)%
      Loss on extinguishment of debt                       (402,458)     (261)%               --      --%        (402,458)    -- %
                                                      -------------     -------    -------------   -------  ------------- ---------
          Net Other Expense                                (718,386)     (466)%          389,663   1,014 %     (1,108,049)  (284)%
                                                      -------------     -------    -------------   -------  ------------- ---------

Loss Before Provision for Income Taxes                   (1,788,311)    (1,159)%        (192,529)   (501)%     (1,595,782)  (829)%
Provision for Income Taxes                                       --         -- %             --       --%              --     -- %
                                                      -------------     -------    -------------   -------  ------------- ---------
Net Loss                                              $  (1,788,311)    (1,159)%   $    (192,529)   (501)%     (1,595,782)  (829)%
                                                      =============     =======    =============   =======  ============= =========


Net Loss Per Share
      -Basic and Diluted
          Basic                                                                                              $       (0.01)$     --
                                                                                                             ============= =========
          Diluted                                                                                            $       (0.01)$     --
                                                                                                             ============= =========

Weighted-Average Common Shares Outstanding
      -Basic and Diluted
          Basic                                         122,059,641                   49,066,358                72,993,283     149 %
                                                                                   =============             ============= =========
          Diluted                                       122,059,641                   49,066,358                72,993,283     149 %
                                                                                   =============             ============= =========



NET REVENUE

Net Revenues for the three month period ended March 31, 2008 increased to $154,255 from $38,412 for the three month period ended March 31, 2007. This increase in net revenues of $115,843 or approximately 302% over the prior period is due primarily to the distributorship agreement we entered into with Applied Industrial Technologies and our in-house activity in the southeast portion of the U.S.

COST OF REVENUE

Cost of revenues for the three month period ended March 31, 2008 increased to $242,033 from $32,748 for the three month period ended March 31, 2007. This increase in cost of revenues of $209,285, or approximately 639% over the prior period is due primarily to the increase in material costs of the goods sold during the period and the cost of application systems.

GROSS PROFIT

Gross profit for the three month period ended March 31, 2008 decreased to ($87,779) from $5,664 for the three month period ended March 31, 2007. This decrease in gross profit of $93,443, or approximately 1650% over the prior period is due primarily to the costs associated with the development of the application systems and international shipping expense.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three month period ended March 31, 2008 increased to $982,146 from $587,856 for the three month period ended March 31, 2007. This increase in selling, general and administrative expenses of $394,290, or approximately 67% over the prior period is due primarily to increased staffing, consulting services, marketing and advertising all pertaining to the mining industry.

LOSS FROM OPERATIONS

Loss from operations for the three month period ended March 31, 2008 increased to $1,069,925 from $582,192 for the three month period ended March 31, 2007. This increase in loss from operations of $487,733, or approximately 84% is due primarily to the increase in selling, general and administrative expenses and costs associated with the application systems.

INTEREST EXPENSE

Interest expense for the three month period ended March 31, 2008 increased to $331,193 from $224,761 for the three month period ended March 31, 2007. This increase in interest expense of $106,432, or approximately 47% over the prior period is due primarily to accrued interest on notes payable of $145,084.

EXTINGUISHMENT OF DEBT

Extinguishment of debt for the three month period ended March 31, 2008 was $402,458 compared to $0 for the three month period ended March 31, 2007. This increase of $402,458 is due to the write off of debt discount associated with two notes that were paid off.

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES

Change in fair value of derivative liability for the three months ended March 31, 2008 decreased to $0 from $(614,424) for the three months ended March 31, 2007. The decrease of change in fair value of derivative liability was due to the payoff of a note payable.

NET LOSS

Net loss for the three month period ended March 31, 2008 was ($1,788,311) compared to ($192,529) for the three month period ended March 31, 2007. This change was due primarily to increased debt discount amortization, no gain on derivative liabilities, and increased operating expenses.


                                                       FOR THE NINE MONTHS ENDED
------------------------------------------------------------------------------------------------------------------------------------


                                                           March 31, 2008             March 31, 2007          Change         Change
                                                     -------------------------  ------------------------   ------------   ----------

                                                           $      % of Revenue         $     % of Revenue         $          %
                                                     ------------  -----------  ------------  ----------   -------------  ----------

Net Revenue                                          $    372,344        100 %  $    139,801       100 %   $     232,543       166 %
Cost of Revenue                                           498,086        134 %       108,138        77 %         389,948       361 %
                                                     ------------  -----------  ------------  ----------   -------------  ----------

Gross Profit                                             (125,741)       (34)%        31,663        23 %        (157,405)     (497)%

Operating expenses
Selling, General and Administrative Expenses            2,559,431        687 %     1,614,490     1,155 %         944,941        59 %
                                                     ------------  -----------  ------------  ----------   -------------  ----------
Profit (Loss) from Operations                          (2,685,173)      (721)%    (1,582,827)    (1,132)%     (1,102,345)       70 %

Other Income (Expense):
      Interest income                                       6,241          2 %            --         -- %          6,241        -- %
      Interest expense                                 (2,436,216)      (654)%      (863,852)      (618)%     (1,572,364)      182 %
      Gain on extinguishment of debt                       10,967          3 %            --         -- %         10,967        -- %
      Change in fair value of derivative liabilities           --         -- %    (1,149,537)      (822)%      1,149,537      (100)%
      Loss on extinguishment debt                        (420,959)      (113)%            --         -- %       (420,959)       -- %
                                                     ------------  -----------  ------------  ----------   -------------  ----------
          Net Other Income (Expenses)                  (2,839,968)      (763)%    (2,013,389)    (1,440)%       (826,579)       41 %
                                                     ------------  -----------  ------------  ----------   -------------  ----------

Income (Loss) before provision for income tax          (5,525,141)    (1,484)%    (3,596,216)    (2,572)%     (1,928,925)       54 %
Provision for Income Taxes                                    800          0 %           800          1 %             --        -- %
                                                     ------------  -----------  ------------  -----------  -------------  ----------
Net Income (Loss)                                    $ (5,525,941)    (1,484)%  $ (3,597,016)     (2,573)%    (1,928,925)       54 %
                                                     ============  ===========  ============  ==========   =============  ==========


Net Income Per Share
      -Basic and Diluted
          Basic                                            (0.05)                      (0.07)
                                                     ===========                ============
          Diluted                                          (0.05)                      (0.07)
                                                     ===========                ============

Weighted-Average Common Shares Outstanding
      -Basic and Diluted
      Basic                                          116,619,649                  49,066,358                 67,553,291        138 %
                                                     ===========                  ==========               =============  ==========
      Diluted                                        116,619,649                  49,066,358                 67,553,291        138 %
                                                     ===========                  ===========              =============  ==========


NET REVENUE

Net Revenues for the nine month period ended March 31, 2008 increased to $372,344 from $139,801 for the nine month period ended March 31, 2007. This increase in net revenues of $232,543 or approximately 166% over the prior period is due primarily to the Distributorship agreement with Applied Industrial Technologies and our in-house activity.

COST OF REVENUE

Cost of revenues for the nine month period ended March 31, 2008 increased to $498,086 from $139801 for the nine month period ended March 31, 2007. This increase in cost of revenues of $389,948, or approximately 361% over the prior period is due primarily to the increase in material input costs of the goods sold during the period and the cost of application systems.

GROSS PROFIT

Gross profit for the nine month period ended March 31, 2008 decreased to ($125,741) from $31,663 for the nine month period ended Marc h 31, 2007. This decrease in gross profit of $157,405, or approximately 497% over the prior period is due primarily to the costs associated with the development of the application systems.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the nine month period ended March 31, 2008 increased to $2,559,431 from $1,614,490 for the nine month period ended March 31, 2007. This increase in selling, general and administrative expenses of $944,941, or approximately 59% over the prior period is due primarily to increased staffing, consulting services, marketing and advertising all pertaining to the mining industry.

LOSS FROM OPERATIONS

Loss from operations for the nine month period ended March 31, 2008 increased to $2,685,173 from $1,582,827 for the nine month period ended March 31, 2007. This increase in loss from operations of $1,102,345, or approximately 70% is due primarily to the increase in selling, general and administrative expenses and costs associated with application systems

INTEREST EXPENSE

Interest expense for the nine month period ended March 31, 2008 increased to $2,436,216 from $863,852 for the nine month period ended March 31, 2007. This increase in interest expense of $1,572,364, or approximately 182% over the prior period is due primarily to the increase in debt discount and debt issuance cost amortization totaling approximately $1.9 million.

EXTINGUISHMENT OF DEBT

Extinguishment of debt for the nine month period ended March 31, 2008 was $420,959 compared to $0 for the nine month period ended March 31, 2007. This increase of $420,959 is due to the write off of debt discount associated with two notes that were paid off.

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES

Change in fair value of derivative liability for the nine months ended March 31, 2008 decreased to $0 from $1,149,537 for the nine months ended March 31, 2007. The decrease of change in fair value of derivative liability was due to the payoff of a note payable.

NET INCOME (LOSS)

Net income (loss) for the nine month period ended March 31, 2008 was ($5,525,941) compared to a net income (loss) of ($3,597,016) for the nine month period ended March 31, 2007. The increase in net losses for the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007 primarily resulted from increased debt discount amortization and no gain on derivative liability in 2008.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2008, we used net cash of $3,256,148 and $3,641 in our operating and investing activities, respectively, and provided cash of $4,359,414 from our financing activities.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash used in our operating activities of $3,256,148 for the nine months ended March 31, 2008 was primarily attributable to a net loss of $5,525,941. The net loss was increased by net an adverse change of operating asset and liabilities of $363,759 but reduced by $2,633,552 related to the adjustments to reconcile net loss to net cash used in operating activities. The most significant adjustments to reconcile net loss to net cash are the $2,180,993 for the amortization of debt discounts on convertible debts and $318,874 related to depreciation and amortization.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in our investing activities of $3,641 for the nine months ended March 31, 2008 was cash used in acquisition of property and equipment.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by our financing activities of $4,359,414 for the nine months ended March 31, 2008 was from proceeds on notes payable and exercise of warrants of $7,323,172 and $5,042, respectively, offset by payments on notes payable of $2,968,800.

INTERNAL SOURCES OF LIQUIDITY

For the nine months ended March 31, 2008, the funds generated from our operations were insufficient to fund our daily operations. For the nine months ended March 31, 2008, we had a gross loss of $5,525,941, and we were thus unable to meet our operating expenses of $2,559,431 for the same period. There is no assurance that funds from our operations will meet the requirements of our daily operations in the future. In the event that funds from our operations will be insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

EXTERNAL SOURCES OF LIQUIDITY

We are dependent on receiving debt and equity financing to meet our immediate capital needs We actively pursue all potential financing options as we look to secure additional funds to both stabilize and grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits. There can be no assurance that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of such financing will be favorable to us or our existing stockholders. As a result, our independent registered public accounting firm for our last fiscal year issued a "going concern" statement its report on our audited financial statements for the year ended June 30, 2007.

As of March 31, 2008, we had debt owing to related parties aggregating $2,201,437 (net of unamortized debt discounts) as summarized in Note 6 to the financial statements.

As of March 31, 2008, we had debt owing to non-related parties aggregating $5,416,013 (net of unamortized debt discounts) as summarized in Note 7 to the financial statements.

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Acting Chief Executive Officer, Mr. Michael Davies, (the "Certifying Officer"). Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, March 31, 2008, our disclosure controls and procedures are not effective in meeting our requirements as to the disclosure of material information relating to us and required to be included in our periodic filings with the SEC.

The Certifying Officer identified three areas of weakness in the evaluation: (i) a lack of segregation of duties due to internal understaffing, (ii) an inability to rely more heavily on accounting consultants and legal counsel in assisting the Company with compliance needs and (iii) a lack of a more systematic and formal approach to the conduct of our corporate, financial and business affairs. These weaknesses, which the Company continues to experience, are primarily the result of a general lack of capital and human resources dedicated to make the improvements necessary for timelier reporting and disclosure with less reliance on internal auditing.

We plan to recruit a Chief Financial Officer during the 2009 fiscal year and additional officers as well as other employees experienced with the implementation and evaluation of disclosure controls and procedures for timely financial reporting. We also plan to make greater use of accounting consultants and our legal counsel in assisting us in meeting our compliance needs. However, we can offer no assurance that we will successfully implement these plans, as our ability to do so is limited by our available capital resources.

Notwithstanding the weaknesses described above, our management has concluded that the condensed financial statements presented in this 10-QSB fairly present, in all material respects, the Company's financial condition, results of operations and cash flows as of and for the three and nine month periods ended March 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended March 31, 2008. Based upon this evaluation, we have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information regarding the sale of equity securities during the quarter ended March 31, 2008 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), previously disclosed either in a quarterly report on Form 10-QSB or on a current report on Form 8-K.

On March 4, 2008, , we issued options to Mr. Norman Gish for the purchase of 4,000,000 shares of our common stock at an exercise price of $0.075 per share. These options commence vesting on the date we effect our Share Reorganization and then vest over 18 months at the rate of 222,222 shares per month, so long as Mr. Gish serves as our Chairman of the Board. The options have a term of ten years and will be proportionately adjusted in the event we effect the Share Reorganization. These securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Regulation D promulgated under the Act.

[DURING THE QUARTER ENDED SEPTEMBER 30, 2007, WERE THERE ANY OTHER ISSUANCES, SALES , COMMITMENTS TO ISSUE EQUITY SECURITIES FOR WHICH THE APPLICABLE EXEMPTION WAS NOT ALREADY COVERED BY A FORM 8-K? THE PALA DEBENTURE AND THE SECURITIES ISSUABLE PURSUANT TO THE DAN LANDAU CONSULTING AGREEMENT ARE ALREADY COVERED ON A FORM 80. ANY OTHERS? "EQUITY SECURITIES" INCLUDES, COMMON STOCK, PREFERRED STOCK, OPTIONS, WARRANTS AND ANY CONVERTIBLE INSTRUMENTS.]

[Please confirm whether during the quarter there were any purchases of Company stock by the Company or by "affiliated purchasers". An affiliated purchaser is
(1) a person acting, directly or indirectly, in concert with the company for the purpose of acquiring the company's securities; or (2) an affiliate who, directly or indirectly, controls the company's purchases of such securities, whose purchases are controlled by the company, or whose purchases are under common control with those of the company. If there were any such purchases, they need to be reported.]

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the three month period ended March 31, 2008, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any of our indebtedness exceeding 5% of our total assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three month period ended March 31, 2008.

At our annual shareholders' meeting on May 5, 2008, the following matters were submitted and approved by our shareholders at our annual meeting:

      o The amendment of our Articles of Incorporation to change our corporate name from Reclamation Consulting & Applications, Inc. to Alderox, Inc.
      o The amendment of our Articles of Incorporation to effect a 1-for-2 reverse stock split of our common stock and to increase the authorized number of shares of common stock from 150,000,000 to 200,000,000.
      o The amendment of our Articles of Incorporation to permit our stockholders to approve corporate actions through executing majority written consents in lieu of holding meetings.
      o The election of Michael C. Davies, Gordon W. Davies and Norman Gish as directors.
      o     The approval of our 2008 Stock Incentive Plan.


ITEM 5. OTHER INFORMATION

Not applicable.

[ WERE THERE ANY EVENTS FROM JULY 1, 2007 TO DATE WHICH SHOULD HAVE BEEN REPORTED ON A FORM 8-K, BUT WHICH WERE NOT SO REPORTED? IF SO, THEY SHOULD BE DISCLOSED HERE.]

ITEM 6. EXHIBITS

   Exhibit No.      Description
   -----------      -----------

4.1 (3) Omnibus Amendment, dated March 28, 2008, between The Company and Pala Investments Holdings Limited.

4.2 (3) Warrant Certificate, dated March 28, 2008, issued to Pala Investments Holdings Limited.

4.3 (3) Promissory Note, dated March 28, 2008, issued to Pala Investments Holdings Limited.

10.1 (1) Consulting Agreement, dated February 7, 2008 by and between The Company and Dan Landau Corporation.

10.2 (2) Amendment No. 1 to Employment Agreement, dated March 4, 2008 by and between Paul Hughes and the Company.

10.3 (2) Amendment No. 1 to Employment Agreement, dated March 4, 2008 by and between Mike Davies and the Company.

10.4 (2) Convertible Debenture, dated effective October 1, 2007, issued to Joan Gish.

31.1* Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of Acting Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of Acting Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification of Chief Financial Officer and Acting Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


*     Filed herewith

(1) Filed on February 19, 2008 as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007 and incorporated herein by reference.

(2) Filed on March 12, 2008 as an exhibit to the Company's Current Report on Form 8-K dated March 4, 2008 and incorporated herein by reference.

(3) Filed on April 2, 2008 as an exhibit to the Company's Current Report on Form 8-K dated March 27, 2008 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, we have caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.




                                      ALDEROX, INC.



Date: May 20, 2008                    By:  /s/ MICHAEL C. DAVIES
                                           ---------------------
                                           Michael C. Davies,
                                           Chief Executive Officer