Form 10QSB/A
period 2008-03-31
Alderox, Inc.
filed 2008-06-12
CIK 1100091

                               Amendment No. 1 to
                                  FORM 10-QSB


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 65,131,130 shares as of June 10, 2008.

Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]

EXPLANATORY NOTE
----------------

This Form 10-QSB/A of Alderox, Inc. (the "Company") constitutes Amendment No. 1 (the "Amendment") to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008, originally filed with the Securities and Exchange Commission (the "Commission") on May 20, 2008 (the "Original Report").

The main purposes of this Amendment is to:

1. Amend and restate Item 1 of Part 1 (Financial Statements) of the Original Report to include financial statements reviewed by our independent auditor using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, as may be modified or supplemented by the Commission; and

2. Amend and restate the document to correct for the above revisions, as well as to correct typographical, grammatical and other errors.

The revisions to Item 1 of Part 1 (Financial Statements) of the Original Report include changes to the accounting of interest expense, the accounting of loss of extinguishment of debt, and certain disclosures regarding the amount of debt incurred during the three and nine month periods ending March 31, 2008.

This Amendment has been signed as of a current date, and also includes as exhibits currently dated certifications of the Company's Chief Executive Officer and Acting Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002.

This Amendment does not reflect events occurring after the Original Report. Except for the foregoing amended or added information, this Amendment continues to speak as of the date of filing of the Original Report and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

                         Independent Accountant's Report

We have reviewed the accompanying condensed financial statements of Alderox, Inc. as of March 31, 2008, and for the three-month and nine-month periods then ended. These interim financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.


/s/ Stonefield Josephson



June 9, 2008

PART 1 CONDENSED FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                          ALDEROX, INC.
                                     CONDENSED BALANCE SHEET
                                         March 31, 2008

                                             ASSETS

CURRENT ASSETS:
              Cash                                                                 $  1,103,366
              Accounts receivable                                                        79,022
              Inventories                                                                53,809
              Prepaid expenses and other current assets                                  14,858
                                                                                   ------------

                          Total current assets                                        1,251,055

              Property and equipment, net                                                37,685
              License agreement, net                                                    387,500
              Debt issuance costs, net                                                  257,904
              Deposits                                                                   32,908
                                                                                   ------------

                                                                                   $  1,967,052
                                                                                   ============

                              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
              Accounts payable (includes $28,454 of related party balances)        $    170,210
              Accrued expenses                                                          111,469
              Accrued interest payable                                                  268,988
              Accrued settlement payable                                                162,512
              Notes payable - related parties - current maturities
                 and debt discount                                                      685,412
              Notes payable - unrelated parties - current maturities
                 and debt discount                                                      68,180
                                                                                   ------------

                          Total current liabilities                                   1,466,771

              Notes payable-related parties, less current maturities and debt
                discount                                                              1,574,541
              Notes payable-unrelated parties, less current maturities
                and debt discount                                                     5,347,833
                                                                                   ------------

                          Total liabilities                                           8,389,145
                                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
              Common stock, $0.01 par value; 150,000,000 authorized,
              122,082,048 shares issued and outstanding                               1,220,820
              Additional paid-in-capital                                             25,040,853
              Treasury stock (1,500,000 shares), at cost                                (15,000)
              Accumulated deficit                                                   (32,668,766)
                                                                                   ------------

                          Total stockholders' deficit                                (6,422,093)
                                                                                   ------------

                                                                                   $  1,967,052
                                                                                   ============



     See the accompanying notes to unaudited condensed financial statements.




                                                           ALDEROX, INC.
                                                CONDENSED STATEMENTS OF OPERATIONS
                                FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
                                                            (UNAUDITED)

                                                         THREE MONTHS ENDED MARCH 31,         NINE MONTHS ENDED MARCH 31,
                                                     --------------------------------      --------------------------------
                                                          2008               2007               2008               2007
                                                     -------------      -------------      -------------      -------------


Net revenues                                         $     154,255      $      38,412      $     372,344      $     139,801

Cost of revenues                                           242,033             32,748            498,086            108,138
                                                     -------------      -------------      -------------      -------------

Gross profit  (loss)                                       (87,778)             5,664           (125,742)            31,663

Selling, general and administrative expenses               891,949            587,856          2,469,232          1,614,490

                                                     -------------      -------------      -------------      -------------
Loss from operations                                      (979,727)          (582,192)        (2,594,974)        (1,582,827)

Other income (expense)
    Interest income                                          4,299                 --              6,241                 --
    Interest expense                                      (506,558)          (224,761)        (2,611,583)          (863,852)
    Loss on extinguishment debt                           (305,858)                --           (324,359)                --
    Gain on extinguishment of debt                          10,967                 --             10,967                 --
    Change in fair value of derivative liability                --         (4,079,104)                --         (1,149,537)
                                                     -------------      -------------      -------------      -------------
                                                          (797,150)        (4,303,865)        (2,918,734)        (2,013,389)
                                                     -------------      -------------      -------------      -------------

Loss before income taxes                                (1,776,877)        (4,886,057)        (5,513,708)        (3,596,216)

Provision for income taxes                                      --                 --                800                800

                                                     -------------      -------------      -------------      -------------
Net loss                                             $  (1,776,877)     $  (4,886,057)     $  (5,514,508)     $  (3,597,016)
                                                     =============      =============      =============      =============

Net loss per common share:
    Basic and diluted                                $       (0.01)     $       (0.10)     $       (0.05)     $       (0.07)
                                                     =============      =============      =============      =============

Weighted-average common shares outstanding
    Basic and diluted                                  122,059,641         49,066,358        116,619,649         49,066,358
                                                     =============      =============      =============      =============


     See the accompanying notes to unaudited condensed financial statements




                                                  ALDEROX, INC.
                                       CONDENSED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
                                                   (UNAUDITED)

                                                                                     Nine Months Ended March 31,
                                                                                   ------------------------------
                                                                                       2008             2007
                                                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                           $(5,514,508)     $(3,597,016)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
     Stock-based compensation                                                           65,485          140,000
     Inssuance of shares for services rendered                                          12,500               --
     Issuance of shares for interest on notes payable                                   69,600               --
     Amortization of prepaid consulting services                                            --            9,590
     Excess fair value of stock granted in connection with consulting services              --           60,000
     Change in fair value of derivative liabilities                                         --        1,149,537
     Amortization of debt discount on convertible debt                               1,890,512               --
     Amortization of discount on notes payable                                              --          620,431
     Amortization of debt issuance costs                                               270,591               --
     Depreciation and amortization                                                      48,283           58,202
     Loss on extinguishment of debt                                                    324,359               --
     Gain on extinguishment of debt                                                    (10,967)              --
     Cancellation of committed shares                                                  (32,400)              --
     CHANGE IN OPERATING ASSETS AND LIABILITIES:
         Accounts receivable                                                           (51,272)           7,518
         Inventories                                                                    (8,588)        (103,675)
         Prepaid expenses and other current assets                                      45,542            2,519
         Deposits                                                                       (4,750)              --
         Accounts payable and accrued expenses                                        (359,634)         277,612
                                                                                   -----------      -----------
             Net cash used in operating activities                                  (3,255,247)      (1,375,282)
                                                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                                (3,641)              --
                                                                                   -----------      -----------
             Net cash used in investing activities                                      (3,641)              --
                                                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds on notes payable and convertible debentures                            7,323,172        2,045,170
     Payments on notes payable and convertible debentures                           (2,969,700)        (668,226)
     Proceeds from warrant exercise                                                      5,041               --
                                                                                   -----------      -----------
             Net cash provided by financing activities                               4,358,513        1,376,944
                                                                                   -----------      -----------

                                                                                   -----------      -----------
Net increase in cash and cash equivalents                                            1,099,625            1,662
                                                                                   -----------      -----------

Cash and cash equivalents at beginning of period                                         3,741               --
                                                                                   -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 1,103,366      $     1,662
                                                                                   ===========      ===========

SUPPLEMENTAL DISCLOSURES

CASH OPERATING ACTIVITIES:
Interest paid                                                                      $   185,677      $    85,621
                                                                                   ===========      ===========
Income taxes paid
                                                                                   ===========      ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of notes payable and accrued interest to common stock                   $ 1,857,400
                                                                                   ===========      ===========
Debt discount on debt                                                              $ 1,168,333
                                                                                   ===========      ===========
Committed shares for consulting services                                           $   144,000
                                                                                   ===========      ===========
Issuance of shares for consulting services                                         $    12,500
                                                                                   ===========      ===========
Extinguishment of debt to third party by issuance of debt to shareholders          $   505,005
                                                                                   ===========      ===========
Issuance of committed shares for debt issuance costs                               $   275,000
                                                                                   ===========      ===========
Issuance of shares for interest on notes payable                                   $    69,600
                                                                                   ===========      ===========
Accrued interest converted to notes payable                                        $     5,030
                                                                                   ===========      ===========


                     See the accompanying notes to unaudited condensed financial statements.

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization
------------

Alderox, Inc. (the "Company") formerly known as Reclamation Consulting and Applications, Inc. is a Colorado corporation, originally formed in 1976. The Company's primary business is the production and sale of its Alderox(R) line of products and applicator systems. The Alderox(R) line of products is a line of release agent that was developed by the Company in response to industries' need for an economical and environmentally friendly product that eliminates or reduces build up of materials on equipment. The Company's customers are located throughout the United States.

Basis of Presentation
---------------------

The accompanying unaudited interim condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheet, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three and nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008 or for any other interim period during such year. Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended June 30, 2007.

Going Concern
-------------

The Company's condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred cumulative losses of $32,668,766 including a net loss of $5,514,508 for the nine months ended March 31, 2008 and has a working capital deficit of $215,716 at March 31, 2008.

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

Accounts Receivable
-------------------

The Company performs periodic evaluations of its customers and maintains allowances for potential credit losses as deemed necessary. The Company generally does not require collateral to secure its accounts receivable. The Company estimates credit losses and returns are based on management's evaluation of historical experience and current industry trends. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

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

The following represents a reconciliation of basic and diluted net (loss) per share for the three and nine months ended March 31, 2008 and 2007:


                                                                 Three Months Ended March 31,          Nine Months Ended March 31,
                                                               --------------------------------    --------------------------------

                                                                   2008               2007             2008                 2007
                                                               -------------      -------------    -------------      -------------


Basic loss per share:
      Net loss                                                 $  (1,776,877)     $  (4,886,057)   $  (5,514,508)     $  (3,597,016)
                                                               -------------      -------------    -------------      -------------

      Weighted-average common shares outstanding, basic          122,059,641        49,066,358      116,619,649         49,066,358
                                                               =============      =============    =============      =============


      Basic loss per share                                     $       (0.01)     $       (0.10)   $       (0.05)     $       (0.07)
                                                               =============      =============    =============      =============

Diluted loss per share:
      Net loss                                                 $  (1,776,877)     $  (4,886,057)   $  (5,514,508)     $  (3,597,016)
      Additional debt discount amortization                               --                 --               --                 --
      Change in fair value of derivative liabilities                      --                 --               --                 --
      Convertible notes interest expense (net of taxes)                   --                 --               --                 --
                                                               -------------      -------------    -------------      -------------

      Adjusted net loss available to common
      stockholders                                             $  (1,776,877)     $  (4,886,057)   $  (5,514,508)     $  (3,597,016)
                                                               =============      =============    =============      =============

Weighted-average common shares outstanding, basic                122,059,641         49,066,358      116,619,649         49,066,358
      Effect of dilutive securities:
          Stock options and warrants                                      --                 --               --                 --
          Convertible notes payable                                       --                 --               --                 --
                                                               -------------      -------------    -------------      -------------

      Weighted-average common shares outstanding,
      diluted                                                    122,059,641         49,066,358      116,619,649         49,066,358
                                                               =============      =============    =============      =============

      Diluted net loss per share                               $       (0.01)     $       (0.10)   $       (0.05)     $       (0.07)
                                                               =============      =============    =============      =============


Stock-Based Compensation
------------------------

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

As stock-based compensation expense recognized in the statement of operations for the three and nine months ended March 31, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three and nine months ended March 31, 2008 of 0% was based on historical forfeiture experience.

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

Assumptions for the options granted during the nine months ended March 31, 2008 were as follows: risk-free interest rate 4.81%, dividend yield 0%, volatility factor of 171% and a weighted - average expected term of three years.

A summary of option activity as of March 31, 2008 and changes during the nine months then ended, is presented below:


                                                                                 Remaining       Aggregate
                                                                    Exercise     Contractuial    Intrinsic
                                                       Shares         Price      Term (Years)       Value
                                                     -----------    -------      -----------      ---------

Options outstanding at July 1, 2007                  14,990,000     $  0.23                              --
   Options granted                                    4,500,000        0.09                              --
   Options forfeited                                         --          --                              --
   Options exercised                                         --          --                              --
                                                     -----------    -------      -----------      ---------
Options outstanding at March 31, 2008                19,490,000     $  0.19            3.28       $ 306,000
                             === ====                ==========     =======      ==========       =========
Options exercisable at March 31, 2008                15,365,000     $  0.23            1.55       $ 306,000
                             === ====                ==========     =======      ==========       =========


Upon the exercise of options, the Company issues new shares from its authorized shares. The Company granted 4,000,000 and 4,500,000 options during the three and nine months ended March 31, 2008, respectively. The weighted average exercise price of options granted during the nine months ended March 31, 2008 was $0.09 per share.

As of March 31, 2008 there was approximately $45,600 of unrecognized compensation costs related to employee stock options. That cost is expected to be recognized on a straight-line basis over the next thirty months. The fair value of shares vested during the three and nine months ended March 31, 2008 related to employee options was $9,355 and $65,485, respectively, which was recorded to selling, general and administrative expenses. The fair value of shares vested during the three and nine months ended March 31, 2008 related to employee options was $140,000.


Concentrations
--------------

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At March 31, 2008, the Company's cash balances exceed the amount insured by the FDIC by approximately $1,000,000. Management believes the risk of loss of cash balances in excess of the insured limit to be low.

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

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS--AN AMENDMENT TO ARB NO. 51 ("SFAS 160"). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The statement further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder. This statement also requires that companies provide sufficient disclosures to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements for income attributable to the noncontrolling interest holder. This statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. We are currently evaluating the effect, if any, that the adoption of SFAS 160 will have on our results of operations, financial position and cash flows.

In December 2007, the FASB issued SFAS No. 141--revised 2007, "BUSINESS COMBINATIONS" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R applies to business combinations for which the acquisition date is on or after December 15, 2008. Early adoption is prohibited. We are currently evaluating the effect, if any, that the adoption of SFAS 141R will have on our results of operations, financial position and cash flows.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities," or SFAS 161, which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact that the adoption of SFAS 161 will have, if any, on its financial statements.

NOTE 3 - ACCOUNTS RECEIVABLE

All accounts receivable are trade related. These receivables are current and no reserve for uncollectible accounts is deemed necessary.


NOTE 4 - INVENTORIES

Inventories consist of the following as of March 31, 2008:

        Raw materials                         $  3,713
        Finished goods                          50,096
                                              --------
                                              $ 53,809
                                              ========

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at March 31, 2008:

        Computers and office equipment        $ 12,210
        Test equipment                          55,075
        Vehicles                                17,410
                                              --------
                                                84,695

        Less accumulated depreciation          (47,010)
                                              --------
                                              $ 37,685
                                              ========

Depreciation expense was $3,622 and $3,550 for the three months ended March 31, 2008 and 2007, respectively. Depreciation expense was $10,782 and $10,702 for the nine months ended March 31, 2008 and 2007, respectively.

NOTE 6 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consist of the following at March 31, 2008

  Unsecured convertible debt to stockholders, bearing interest at 10 percent per annum,           $ 1,305,936
     due on July 18, 2009 (see below)

  Unsecured note payable to stockholders, bearing interest at 12 percent per annum,                   505,300
     due on demand

  Unsecured note payable to stockholders, bearing interest at 10 percent per annum,                   160,112
     due on demand

   Notes payable bearing interest at 12 percent per annum, convertible to common                      268,605
     shares at $0.12 per share, due March 10, 2009, secured by substantially all assets of the Company, net of debt discount of $186,425 (see below)

  Unsecured note payable to stockholder, bearing interest at 12 percent per annum,
     due on demand                                                                                     20,000
                                                                                                  -----------

   Subtotal                                                                                         2,259,953

   Less current maturities                                                                           (685,412)
                                                                                                  -----------

                                                                                                  $ 1,574,541
                                                                                                  ===========

Interest expense on notes payable - related parties (including amortization of debt discount) for the three months ended March 31, 2008 and 2007 was $295,814 and $43,494, respectively. Interest expense on notes payable- related parties (including amortization of debt discount) for the nine months ended March 31, 2008 and 2007 was $2,065,814 and $133,514, respectively.

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

On March 2008, Canvasback, the Company, and three shareholders of the Company entered into an arrangement pursuant to which Canvasback released the Company from further responsibility for the then outstanding principal balance of $450,000 and $55,447 of accrued interest under the revolving line of credit. In return for Canvasback releasing the Company from further liability for this $450,000 of principal balance and $55,447 of accrued interest, the three shareholders personally assumed responsibility for this debt. Accordingly, all of the Company's obligations as repayment of the $450,000 principal balance and accordingly, $55,447 of accrued interest were deemed to have been extinguished, and the corresponding liability was de-recognized on our books. There was no gain or loss on the extinguishment and re-recognition of liability.

In consideration for the shareholder's personal assumption for the then outstanding principal balance of $450,000 and accrued interest of $55,447 the Company owed to Canvasback, the Company and the three shareholders entered into and executed an agreement whereby the Company issued notes to the shareholders evidencing principal aggregate borrowings of $450,000 that is due upon demand and carries an interest rate of 12%. The amount is included in the current portion of the notes payable due to related parties.

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

Pursuant to terms of the $105K Debenture, the Company also issued Mr. Gish warrants to purchase up to 100,000 shares of common stock. Half of the warrants have an exercise price of $0.22 per share and the other half have an exercise price of $0.24 per share. The warrants expire on May 22, 2010. Since the October 2007 amendment resulted in terms that, pursuant to EITF No. 96-19, were substantially different from the terms of the original notes, the modification was treated as an extinguishment of debt for the three months ended December 31, 2007, with no resulting gain or loss. As a result of the BCF and warrants, the Company recorded a debt discount of $70,201 and will amortize it to interest expense over the life of the debenture. For the three and nine months ended March 31, 2008, the amortization was $12,839 and $21,809, respectively.

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

In connection with the issuance of the debenture, the Company also issued Ms. Gish warrants to purchase up to 300,000 shares of our common stock. The warrants have an exercise price of $0.20 per share and expire September 10, 2010. The warrant exercise price shall be adjusted downwards to reflect forward stock splits, but may not be adjusted upwards for reverse stock splits or stock dividends. As a result of the BCF and warrants, the Company recorded a debt discount of $178,336 and will amortize it to interest expense over the life of the debenture. For the three and nine months ended March 31, 2008, the amortization was $30,122 and $64,798, respectively.

In October of 2007, Ms. Gish loaned the Company $50,000 pursuant to an oral agreement for this loan to receive similar terms to that of the debenture she received effective September 11, 2007 (see above), including a conversion feature of $0.12 per share and warrants of 50,000 shares at an exercise price of $0.20. As a result of the BCF and warrants, the Company recorded a debt discount of $35,993 and will amortize it to interest expense over the life of the debenture. For the three and nine months ended March 31, 2008, the amortization was $6,499 and $11,498, respectively.

On October 11, 2007, Ms. Gish loaned the Company an additional $25,000 pursuant to an oral agreement for this loan providing for her to accrue interest at 12% per annum until the loan is repaid. This loan had no conversion terms or detachable warrants.

NOTE 7 - NOTES PAYABLE - UNRELATED PARTIES

Notes payable consist of the following at March 31, 2008

  Unsecured notes payable, bearing interest at 12 percent per annum, due on demand,              $   65,180
    net of discount of $4,820 (see below)

  Note payable bearing interest at 12 percent per annum, convertible to common                    2,721,618
    shares at $0.14 per share, interest payable monthly, principal due on
    December 11, 2010, secured by substantially all assets of the Company, net of debt discount of $278,382 (see below)

  Note payable bearing interest at 12 percent per annum, convertible to common                    2,317,092
    shares at $0.14 per share, interest payable monthly, principal due on
    December 11, 2010, secured by substantially all assets of the Company, net of debt discount of $182,908 (see below)

  Note payable bearing interest at 12 percent per annum, convertible to common                      309,123
    shares at $0.22 per share, interest payable monthly, principal due on
    November 7, 2010, secured by substantially all assets of the Company, net of debt discount of $190,877 (see below)

  Note payable bearing interest at 12 percent per annum and paid semi-annually,                       3,000
    convertible to common to common shares at $0.40 and $0.45 per share, due on demand, secured by substantially all assets of the Company
                                                                                                 ----------
  Subtotal                                                                                        5,416,013

  Less current maturities                                                                           (68,180)
                                                                                                 ----------

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

At any time prior to the maturity date, each May Debenture Holder has the option to convert the outstanding balance of principal, unpaid interest, and/or up to six months of future interest into shares of the Company's common stock at a price of $0.20 per share. This BCF was estimated to be $461,100 and will be amortized to interest expense over 18 months, the term of the debentures. The Company recognized $76,430 and $230,970 of interest expense during the three and nine months ended March 31, 2008, respectively, related to this BCF. On November 13, 2007 the Company issued a total of 348,000 shares of common stock representing the conversion of $69,600 of interest. As the stock price on the date of conversion was lower than the conversion price, there was no additional interest charge recorded as a result of the May Debenture Holder's exercise of the interest conversion option.

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

As a result of the November 13, 2007 conversion, the Company issued 333,000 warrants, 166,500 of which are exercisable at $0.22 per share and 166,500 of which are exercisable at $0.24 per share, all expiring in November 2010. The value of these warrants using the Black-Scholes pricing model was $47,916. Pursuant to EITF 96-19, this modification was not considered a debt modification, but rather the value of the warrants was recorded an additional debt discount and is being amortized over the remaining life of the debt. Amortization for the three and nine months ended March 31, 2008 was $10,902 and $16,652, respectively.

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

In consideration of the personal guaranty provided by Mr. Hughes of our obligations under the secured convertible debentures to 0761291 B.C. Ltd. and Eat-Me Foods, Ltd., the Company committed to issue 500,000 shares of common stock to him which were issued in July 2007. The Company also committed to issue 500,000 shares of common stock to Fred Davies, the father of its President and CEO, for granting a mortgage and providing a personal guaranty of obligations under the May Debentures to the Investors, which were issued in July 2007. Valued at $0.275 per share, the fair market price of our stock on the measurement date, the 1,000,000 shares that the Company committed to issue had a value of $275,000. This has been recorded as a debt issuance cost and is being amortized to interest expense over the life of the May Debentures.

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

Pala Debenture
--------------

On December 12, 2007, we issued a Secured Convertible Debenture (the "Debenture") to Pala Investments Holdings Limited ("Pala"). The Debenture provides for us to receive $5,000,000 in two tranches: a first tranche of $3,000,000 which funded immediately on closing (the "First Tranche"), and a second tranche of $2,000,000 which we will be entitled to if we meet certain performance benchmarks by December 31, 2008, or which may otherwise be provided at Pala's discretion (the "Second Tranche"). The Debenture carries interest of 12% per annum, compounding quarterly, and matures on December 11, 2010 (the "Maturity Date"). The Company incurred $24,328 of costs (restated) in connection with the Debenture, which is recorded to debt issuance costs and amortized over the life of the Debenture.

CONVERSION RIGHTS - TRANCHE 1

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

Pala's conversion rights commenced on the effective date of the Share Reorganization which was May 5, 2008 and continue until the Maturity Date. Therefore, the BCF associated with this conversion right of $523,205 was not recorded by the Company as of March 31, 2008.

WARRANTS

For every dollar of principal advanced under the Debenture, Pala is entitled to a warrant (a "Warrant" and collectively the "Warrants") to purchase one share of our common stock at $0.21 per share (the "Warrants"). The Warrants expire on December 11, 2010. Pala has received 3,000,000 Warrants in connection with the first tranche and will be entitled to an additional 2,000,000 Warrants in the event the Second Tranche funds. As a result of the Warrants, the Company recorded a debt discount of $308,919 and will amortize it to interest expense over the life of the debenture. For the three and nine months ended March 31, 2008, the amortization was $25,745 and $30,537, respectively.

In the 1 for 2 reverse split which was effected on May 5, 2008 as part of the Share Reorganization and in any future reverse split, the number of Warrants is not subject to adjustment, but the Warrant exercise price will be adjusted upwards. As adjusted for Share Reorganization, the 3,000,000 Warrants with an exercise price of $0.21 per share already received by Pala will be 3,000,000 Warrants with an exercise price of $0.42 per share. Upon the Share Reorganization, the effective repricing of the Warrants will be evaluated as a debt modification under EITF 96-19.

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

REGISTRATION RIGHTS

Pursuant to a Registration Rights Agreement we entered into with Pala concurrent with the issuance of the Debenture, we are required to register the shares underlying the Warrants and the shares receivable on conversion of the Debenture with the SEC for resale by Pala. Pala's right to demand the registration of these shares commences on the date we accomplish our Share Reorganization which was effective on May 5, 2008. Following any such demand by Pala, we must file a registration statement within 60 days from receipt of the demand from Pala and use reasonable best efforts to cause it to be declared effective as soon as possible and to keep such statement effective until June 11, 2011, unless the shares are sooner sold or sooner qualify for sale pursuant to Rule 144(k).

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

To the extent Pala does not convert its Debenture and we are unable to repay the Debenture from our revenues, we will need additional capital to make the interest and principal payments due under the Debenture. We can offer no assurance that we will be able to raise all or any portion of the funds necessary to repay Pala on terms favorable to us or at all.

SUBORDINATION AGREEMENTS

As a condition precedent to our receipt of the First Tranche, Canvasback Company Limited, Paul Hughes, 0761291 B.C. Ltd., and Eat-Me Foods, Ltd, all of whom hold debt secured by our assets, signed Subordination Agreements, subordinating their debt to that of Pala's.

In order to induce 0761291 B.C. Ltd. and Eat-Me Foods, Ltd. to enter into the Subordination Agreements, we entered into amendments to their Secured Convertible Debentures providing for each of them to receive warrants for the purchase of 166,666 shares for an aggregate of 333,332 shares of our common stock. These warrants have an exercise price of $0.17 per share and are exercisable for three years. In the event that the closing price of our common stock equals or exceeds $0.80 per share for 20 consecutive trading days, we have the option to cancel the unexercised warrants after 45-days prior written notice. These warrants are subject to proportional adjustment in the 1 for 2 reverse split effective May 5, 2008. The value of these warrants using the Black-Scholes pricing model was $49,112. Pursuant to EITF 96-19, this modification was not considered a debt modification, but rather the value of the warrants was recorded an additional debt discount and is being amortized over the remaining life of the debt. Amortization for the three and nine months ended March 31, 2008 was $4,934.

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

3. Agreed to complete the Share Reorganization by no later than May 25, 2008.

4. Reduced the allowable aggregate amount of indebtedness outstanding under the Canvasback Line of Credit to $230,000 from $500,000.

5. The Benchmarks for the contingent funding of the Second Tranche were amended to (1) the Company generates positive net cash provided from operating activities (as defined under U.S. GAAP) for the 2nd quarter of its 2009 fiscal year; and (2) the company has signed orders or contracts for the sale of at least one million (1,000,000) gallons of Alderox during the 2009 calendar year.

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


Conversion Rights - Tranche 3

Consistent with the terms agreed to under the Debenture, Pala has the option to convert the outstanding balance of principal and unpaid interest into shares of the Company's common stock (the "Shares)at a conversion price of $0.07 per share. Also, as noted above under the Debenture's Conversion Rights discussion, the Company is required to effect a Share Reorganization as defined above. Pala's conversion rights commence of the effective date of the Share Reorganization which was May 5, 2008 and continue until the maturity Date. Therefore, the BCF associated with this conversion right of $1,255,081 has not yet been recorded by the Company, but will be once the Share Reorganization occurs.

Warrants

In exchange for the additional $2,500,000 provided to the Company under the Amendment, Pala received 2,500,000 warrants on March 27, 2008 for the purchase of up to an aggregate of 2,500,000 shares of the Company's common stock at a price of $0.21 per share. The warrants expire on March 27, 2011. The Company recorded a debt discount of $183,652 related to the issuance of these warrants which will be amortized over the life of the Amendment. For the three and nine months ended March 31, 2008, the amortization was $744.

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

On or about May 23, 2007, we were served with a complaint filed by Shaub & Williams, LLP seeking damages against us in amount not less than $26,740 plus interest at the rate of 1.5% per month from December 1, 2006, reasonable attorneys' fees and costs of suit for alleged services. On February 8, 2008 the Company entered into a settlement agreement with Shaub & Williams where the Company has agreed to pay and has since paid in full to Shaub & Williams a total of $17,000 in return for a full release of their claim.

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

Loss on Collateralized Shares
-----------------------------

In April 2006, the Company entered into an agreement to borrow $300,000 from a third party and collateralized 1,500,000 shares of the Company's common shares in order to consummate the loan. The collateralized shares were the property of one of the Company's shareholders. The loan never funded and the agreement was voided. During the return of the collateralized shares to the shareholder a total of 500,000 shares were mishandled and could not be located. The Company had accrued a total of $110,000 for the loss of the collateralized shares and on November 14, 2007 the Company made a $110,000 payment to the shareholder. There are no further obligations outstanding between the Company and shareholder.

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

NOTE 9 - STOCKHOLDERS' DEFICIT

Common Stock
------------

During the nine months ended March 31, 2008 the Company issued a total of 66,512,025 shares of common stock, as follows: 84,025 shares for the exercise of warrants having a cash value of $5,042, 348,000 shares for the conversion of $69,600 of interest on a convertible debenture (see Note 7), 65,000,000 shares for the conversion of $1,787,800 of convertible notes (see Note 6), 1,000,000 shares committed in fiscal 2007 to compensate two individuals for making personal guaranties and a mortgage for Company obligations (see Note 6), 50,000 shares for professional services rendered valued at $12,500 and 30,000 shares as part of an agreement in July 2007 whereby the Company issued the shares to an investor pursuant to the terms of an amendment to a promissory note totaling $7,500. The terms of the amendment are that the Company agreed to pay the principal amount owing of $10,000 on or before December 30, 2007, to issue 30,000 shares of common stock and issue 80,000 warrants having an exercise price of $0.20 per share and expiring September 28, 2010 in return for the release of all accrued and future interest and penalty under the note. The value of the shares and warrants was $12,500. On December 14, 2007 the Company made final payment and all liability has since been released. The Company recognized a loss on the settlement of debt of $18,500 related to this agreement. In addition, during the nine months ended March 31, 2008, the Company recorded a reversal of previously recorded committed shares totaling $32,400 as part of selling, general and administrative expenses for consultant shares that will never be issued due to non-performance by the consultant.

STOCK OPTIONS AND WARRANTS
--------------------------

Stock Options

During the nine months ended March 31, 2008, the Company granted to its employees a total of 4,500,000 stock options. 4,000,000 shares of the options granted during the nine months ended March 31, 2008 were provided to Mr. Norman Gish at an exercise price of $0.075 per share. The vesting commencement provisions on these granted options are contingent upon the effective date of Share Reorganization, and as such, none of these granted shares were vested as of March 31, 2008. Subsequent to the Share Reorganization effective date which occurred on May 5, 2008, the options granted to Mr. Norman Gish shall vest pro rata over the following 18 months, provided Mr. Norman Gish continues to serve as the Company's Chairman of its Board of Directors. The options have a contractual term of ten years. The number of shares shall be proportionately adjusted subsequent to the Share Reorganization.

The Company also granted an unrelated employee 500,000 shares of stock options during the nine months ended March 31, 2008. This grant vests on a pro-rata basis over 12 months. As of March 31, 2008, 375,000 of the granted shares were vested with the remaining 125,000 shares expected to vest by June 30, 2008.

None of the stock options had either expired or was cancelled during the nine months ended March 31, 2008. The total outstanding stock options at March 31, 2008 were 19,490,000.

Warrants

During the nine months ended March 31, 2008, the Company granted a total of 7,466,332 warrants in connection with various financing arrangements. All of the warranted granted during the nine months ended which were fully vested as of March 31, 2008. During this period, 200,000 shares of warrants had expired. The total outstanding warrants at March 31, 2008 were 18,061,332.

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

Amortization expense of $12,500 and $12,500 was recognized during the three months ended March 31, 2008 and 2007, respectively, and is included in selling, general and administrative expenses in the accompanying condensed statements of operations. Amortization expense of $37,500 and $37,500 was recognized during the nine months ended March 31, 2008 and 2007, respectively, and is included in selling, general and administrative expenses in the accompanying condensed statements of operations.

NOTE 11 - CONSULTING AGREEMENT

On February 7, 2008, the Company entered into a Consulting Agreement with a consultant to perform such services as corporate planning and the coordination of marketing efforts. The terms of this agreement allows for monthly compensation of $15,000 per month for a period of 12 consecutive months, the term of the consulting agreement. As additional compensation, the Company will issue a total of 1,000,000 shares of restricted capital stock upon the occurrence of the proposed 1:2 reverse split and will release these shares in lots of 250,000 shares beginning on the next business day following the proposed 1:2 reverse split, 250,000 shares on June 30, 2008, 250,000 shares on September 30, 2008 and 250,000 shares on December 31, 2008. The Company has also agreed to issue the consultant a total of 1,000,000 Warrants to purchase restricted stock following the proposed 1:2 reverse split. The Warrants will vest proportionately throughout the term of the 12 month agreement 1/12 per month in lots of 250,000 warrants the first lot exercisable at $0.35, the second lot of 250,000 warrants exercisable at $0.45, the third lot of 250,000 warrants exercisable at $0.55 and the final lot of 250,000 warrants exercisable at $0.65. No adjustment to the number of shares issuable on exercise of the warrants or the exercise price of the warrants shall be made on any reverse split of the Company's common stock. The compensation set forth in this consulting agreement shall adjust proportionately based upon any termination of this agreement prior to January 31, 2009. In the event the agreement is terminated by either party, with or without cause, the consultant shall not be entitled to keep more than a number of shares equal to the number of days of the term multiplied by 2,739 and shall be required to return the excess number of shares to the Company. As of March 31, 2008, the proposed 1:2 reverse split has not occurred and as such, the deferred Compensation amount associated with the restricted shares and warrants for $40,000 and $63,359, respectively, have not been recorded by the Company but will be immediately after the occurrence of the proposed reverse split.


NOTE 12 - SUBSEQUENT EVENTS

On May 5, 2008 at the Company Annual General Meeting, the Company received shareholder approval to adopt the following amendments to the Articles of
Incorporation:

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

On May 16, 2008, the Company filed Articles of Amendment with the Colorado Secretary of State. Other items that were approved by the shareholders include the election of Norman Gish, Gordon Davies and Michael Davies as the Company's 2008 Board of Directors and the adoption of an incentive stock option plan.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following presentation of Management's Discussion and Analysis has been prepared by internal management and should be read in conjunction with the financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-QSB, as well as the financial statements and notes thereto and Management's Discussion and Analysis of our Annual Report for the year ended June 30, 2007 and our quarterly reports for the quarters ended September 30, 2007, December 31, 2007 and March 31, 2008. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements about reliance on forward-looking statements made earlier in this document should be given serious consideration with respect to all forward-looking statements wherever they appear in this report, notwithstanding that the "safe harbor" protections available to some publicly reporting companies under applicable federal securities law do not apply to us as an issuer of penny stocks. Our actual results could differ materially from those discussed here.

Alderox, Inc., ("us", "we", the "Company" or the "Registrant"), formerly named Reclamation Consulting and Applications, Inc., is a Colorado corporation that currently specializes in the production and sale of its Alderox(R) line of products. Our Alderox(R) products are made from our patented formula relating specifically to an improved release agent for mitigating the sticking of ore, asphalt, concrete and other similar products to various surfaces. Release agents are commonly applied to skips, loaders, haul trucks, conveyer belts, containers, mixers and forms prior to hauling oar and asphalt and prior to the pouring of concrete into them and act as a barrier to mitigate adhesion of the ore or asphalt, concrete or other material to the relevant surfaces. The release agents included in our Alderox(R) line of products are comprised mostly of oils, especially a 100% biodegradable and otherwise environmentally friendly oil such as soybean oils. Our Alderox(R) formulation may be comprised of any desired oil or combination of oils, filtered or unfiltered, with little or no water, so long as it meets the ranges of viscosity, specific gravity and other criteria determined by us to be the most effective for release agents.

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

As reflected in our Financial Statements included in Item 1 of Part I of this Report, we have incurred cumulative losses of $32,668,766, including net loss of $5,514,508 for the nine-month period ended March 31, 2008. At March 31, 2008, we have a working capital deficit of $215,716.

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

On May 16, 2008, we amended our Articles of Incorporation to effect a 1 for 2 reverse split of our common stock and to increase our authorized shares of common stock from 150,000,000 to 200,000,000, (collectively, the "Share Reorganization."). This amendment to our Articles of Incorporation was approved by a majority of our shareholders at our annual shareholders' meeting on May 5, 2008. As certain of our options, warrants and convertible instruments were, pursuant to their terms, not subject to proportional adjustment for the reverse split, the Share Reorganization has resulted in dilution to our holders of our common stock. Additionally, the issuance of shares on the exercise of outstanding options, warrants and convertible instruments will likely result in substantial additional dilution to the holdings of our existing shareholders.

The Company is in the process of adjusting its books and records for the Share Reorganization. With the exception of the number of outstanding shares on the cover page of this amendment, all share numbers and share prices in this quarterly report are provided on a pre-split basis.

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

By paying down the balance and by entering into an arrangement with three shareholders for the assumption of the remainder of the balance, the Company reduced the balance of its revolving line of credit to zero during the quarter ended March 31, 2008.

On February 1, 2008 the Company made payment against the revolving line of credit extended by Canvasback Company Ltd., totaling $100,000.

On March 2008, Canvasback, the Company, and three shareholders of the Company,(two officers, Michael Davies and Gordon Davies, and a third individual, Anthony Wilson) entered into an arrangement pursuant to which Canvasback released the Company from further responsibility for the then outstanding principal balance of $450,000 and $55,447 of accrued interest under the revolving line of credit. In return for Canvasback releasing the Company from further liability for this $450,000 of principal balance and $55,447 of accrued interest, the three shareholders personally assumed responsibility for this debt. Accordingly, all of the Company's obligations as repayment of the $450,000 principal balance and $55,447 of accrued interest were deemed to have been extinguished, and accordingly, the corresponding liability was de-recognized on our books. There was no gain or loss on the extinguishment and re-recognition of liability.

In consideration for the three shareholders' personal assumption for the $450,000 principal balance and $55,447 of accrued interest the Company agreed to issue notes to the shareholders evidencing principal aggregate debt of $505,447 due upon demand and carries annual interest of 12%. This debt is included in the current portion of the notes payable due to related parties.

OMNIBUS AMENDMENT

On March 28, 2008, we entered into an Omnibus Amendment (the "Omnibus Amendment") with Pala Investments Holdings Limited ("Pala") that amended the terms of a Secured Convertible Debenture (the "Debenture") and related agreements entered into on December 12, 2007 and which were previously disclosed on a Current Report on Form 8-K dated December 12, 2007 and filed with the Securities and Exchange Commission on December 18, 2007.

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

WARRANTS FOR THIRD TRANCHE

In connection with the third tranche, Pala received warrants for the purchase of 2,500,000 shares of our common stock. These warrants have a term of three years and an exercise price of $0.21 per share. The Company recorded a debt discount of $183,652 related to the issuance of these warrants which will be amortized over the life of the Amendment. For the three and nine months ended March 31, 2008, the amortization was $744.

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

CONSULTING AGREEMENT

Pursuant to the Omnibus Amendment, we agreed to enter into a consulting agreement with Melior AG, an indirect wholly-owned subsidiary of Pala, for the provision of certain management and consultancy services to be described in detail in the final consulting agreement. The consulting agreement is to have a term of two years from the date of its execution, which as of March 31, 2008, was not executed. Melior AG's compensation for the first year of the agreement is to be $200,000, payable in shares of Company stock. For the second year of the agreement, Melior AG's compensation is to be $350,000, payable either in shares of Company stock or cash, at the option of the Company. Payments in stock would be made using a conversion price of $0.07 per share, as proportionately adjusted for any forward or reverse stock splits or share dividends.

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

DAN LANDAU CONSULTING AGREEMENT

On February 7, 2008 we entered into a Consulting Agreement with Dan Landau Corporation ("DLC") to perform general business consulting services such as corporate planning and the coordination of marketing efforts, for a term of one year. The agreement provides for DLC to receive monthly compensation of $15,000 per month for a period of 12 consecutive months, the term of the consulting agreement. As additional compensation, DLC is to receive a total of 1,000,000 shares of restricted common stock following, and not subject to adjustment for, the proposed 1:2 reverse split. DLC is to receive 250,000 shares immediately following our proposed 1 for 2 reverse split, 250,000 shares on June 30, 2008, 250,000 shares on September 30, 2008 and 250,000 shares on December 31, 2008. We also agreed to issue the DLC warrants to purchase 1,000,000 shares of our common stock following the proposed 1:2 reverse split.

The warrants have a term of one year, will vest proportionately over year at the rate of 1/1 per month and will be issued on a form of certificate to be mutually agreed to by the Company and DLC. 250,000 of the warrants shall have an exercise price of $0.35 per share, 250,000 of the warrants shall have an exercise price of $0.45 per share, 250,000 of the warrants shall have an exercise price of $0.55 per share, and 250,000 of the warrants shall have an exercise price of $0.65 per share. No adjustment to the number of shares issuable on exercise of the warrants or the exercise price of the warrants shall be made for any reverse split of the Company's common stock. . The agreement can be terminated by either party on 30 days prior written notice. The compensation received by DLC is subject to proportional adjustment in the event of an early termination. On any early termination, DLC is not be entitled to keep more than a number of shares equal to the number of days of the term multiplied by 2,739 and must return the excess to the Company.

As of March 31, 2008, the 1:2 reverse split had not occurred and as such, the deferred compensation amount associated with the restricted shares and warrants for $40,000 and $63,359, respectively, had not been recorded by the Company but will be recorded following the occurrence of the reverse split.

CRITICAL ACCOUNTING POLICIES

There were no changes to our critical accounting policies as described in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007.

------------------------------------------------------------------------------------------------------------------------------------
                                                     FOR THE THREE MONTHS ENDED
-----------------------------------------------------------------------------------------------------------------------------------


                                                        March 31, 2008               March 31, 2007             Change      Change
                                                     ----------------------     -----------------------      ------------  --------
                                                                     % of                          % of
                                                          $         Revenue            $          Revenue         $           %
                                                     -----------    ------       -----------      -------    -----------   -------

Net Revenue                                          $   154,255       100 %    $    38,412          100 %  $   115,843        302 %
Cost of Revenue                                          242,033        157 %         32,748          85 %       209,285       639 %
                                                     -----------    ------       -----------      -------    -----------   -------

Gross Profit (Loss)                                      (87,778)      (57)%           5,664          15 %      (93,442)    (1,650)%

Operating Expenses
Selling, General and Administrative Expenses             891,949       578 %         587,856       1,530 %      304,093         52 %
                                                     -----------    ------       -----------      -------    -----------   -------
Loss from Operations                                    (979,727)     (635)%        (582,192)     (1,516)%     (397,535)       (68)%

Other Expense:
     Interest income                                       4,299         3 %              --          -- %         4,299        -- %
     Interest Expense                                   (506,558)     (328)%        (224,761)       (585)%      (281,797)      125 %
     Loss on extinguishment debt                        (305,858)     (198)%              --          -- %      (305,858)       -- %
     Gain on extinguishment of debt                       10,967         7 %              --          -- %        10,967        -- %
     Change in Fair Value of Derivative Liabilities         --          -- %      (4,079,104)     (10,619)%    4,079,104      (100)%
                                                     -----------    ------       -----------      -------    -----------   -------
         Net Other Expense                              (797,150)     (517)%      (4,303,865)     (11,204)%    3,506,715       (81)%
                                                     -----------    ------       -----------      -------    -----------   -------

Loss Before Provision for Income Taxes                (1,776,877)   (1,153)%      (4,886,057)     (12,720)%    3,109,180        64 %
Provision for Income Taxes                                    --        -- %              --           -- %          --         -- %
                                                     -----------    ------       -----------      -------    -----------   -------
Net Loss                                             $(1,776,877)   (1,153)%     $(4,886,057)     (12,720)%    3,109,180        64 %
                                                     ===========    ======       ===========      =======    ===========   =======


Net Loss Per Share
         Basic and diluted                           $     (0.01)                $     (0.10)
                                                     ===========                 ===========

Weighted-Average Common Shares Outstanding
         Basic and diluted                           122,059,641                  49,066,358
                                                     ===========                  ===========


NET REVENUE

Net Revenues for the three month period ended March 31, 2008 increased to $154,255 from $38,412 for the three month period ended March 31, 2007. This increase in net revenues of $115,843 or 302% over the prior period is due primarily to the distributorship agreement we entered into with Applied Industrial Technologies and our in-house activity in the southeast portion of the U.S.

COST OF REVENUE

Cost of revenues for the three month period ended March 31, 2008 increased to $242,033 from $32,748 for the three month period ended March 31, 2007. This increase in cost of revenues of $209,285, or 639% over the prior period is due primarily to the increase in material costs of the goods sold during the period and the cost of application systems.

GROSS PROFIT (LOSS)

Gross profit (loss) for the three month period ended March 31, 2008 decreased to ($87,778) from $5,664 for the three month period ended March 31, 2007. This decrease in gross profit of $93,442, or 1,650% over the prior period is due primarily to the costs associated with the development of the application systems and international shipping expense.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three month period ended March 31, 2008 increased to $891,949 from $587,856 for the three month period ended March 31, 2007. This increase in selling, general and administrative expenses of $304,093, or 52% over the prior period is due primarily to increased staffing, consulting services, marketing and advertising all pertaining to the mining industry.

LOSS FROM OPERATIONS

Loss from operations for the three month period ended March 31, 2008 increased to $972,727 from $582,192 for the three month period ended March 31, 2007. This increase in loss from operations of $397,535, or 68% is due primarily to the increase in selling, general and administrative expenses and costs associated with the application systems.

INTEREST EXPENSE

Interest expense for the three month period ended March 31, 2008 increased to $506,558 from $224,761 for the three month period ended March 31, 2007. This increase in interest expense of $281,797, or 125% over the prior period is due primarily due to significant additional amounts of debt discounts amortized.

EXTINGUISHMENT OF DEBT

Loss on extinguishment of debt for the three month period ended March 31, 2008 was $305,858 compared to $0 for the three month period ended March 31, 2007. This increase of $305,858 is due to the write off of unamortized debt discount associated with two notes that were paid off.

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES

Change in fair value of derivative liability for the three months ended March 31, 2008 decreased to $0 from $(4,079,104) for the three months ended March 31, 2007. The decrease of change in fair value of derivative liability was due to the payoff of a note payable.

NET LOSS

Net loss for the three month period ended March 31, 2008 was ($1,776,877) compared to ($4,886,057) for the three month period ended March 31, 2007. This change was due primarily to the absence derivative fair value charges in the current quarter offset by higher amounts of debt discount amortized and increase in operating expenses.


                                                      FOR THE NINE MONTHS ENDED
------------------------------------------------------------------------------------------------------------------------------------


                                                          March 31, 2008               March 31, 2007           Change      Change
                                                     ---------------------------  ------------------------   ------------    ------
                                                                        % of                        % of
                                                           $          Revenue           $          Revenue        $            %
                                                     -------------   -----------  -------------    -------  -------------    -----

Net Revenue                                          $     372,344         100 %  $     139,801      100 %  $     232,543    166 %
Cost of Revenue                                            498,086         134 %        108,138       77 %        389,948    361 %
                                                     -------------   -----------  -------------    -------  -------------    -----

Gross Profit                                              (125,742)       (34) %         31,663       23 %       (157,405)  (497)%

Operating expenses
Selling, General and Administrative Expenses             2,469,232         663 %      1,614,490    1,155 %        854,742     53 %
                                                     -------------   -----------  -------------    -------  -------------    -----
Profit (Loss) from Operations                           (2,594,974)       (697)%     (1,582,827)  (1,132)%     (1,012,147)    64 %

Other Income (Expense):
     Interest income                                         6,241           2 %             --       -- %          6,241     -- %
     Interest expense                                   (2,611,583)       (701)%       (863,852)    (618)%     (1,747,731)   202 %
     Loss on extinguishment debt                          (324,359)        (87)%             --       -- %       (324,359)    -- %
     Gain on extinguishment of debt                         10,967           3 %             --       -- %         10,967     -- %
     Change in fair value of derivative liabilities             --          -- %     (1,149,537)    (822)%      1,149,537    (100)%
                                                     -------------   -----------  -------------    -------  -------------    -----
         Net Other Income (Expenses)                    (2,918,734)       (784)%     (2,013,389)  (1,440)%       (905,345)    45 %
                                                     -------------   -----------  -------------    -------  -------------    -----

Income (Loss) before provision for income tax           (5,513,708)     (1,481)%     (3,596,216)  (2,572)%     (1,917,492)    53 %
Provision for Income Taxes                                     800           0 %            800        1 %             --     -- %
                                                     -------------   -----------  -------------    -------  -------------    -----
Net Income (Loss)                                    $  (5,514,508)     (1,481)%  $  (3,597,016)  (2,573)%     (1,917,492)    53 %
                                                     =============   ===========  =============    =======  =============    =====

Net Income Per Share
         Basic and diluted                                  (0.05)                        (0.07)
                                                     ============                  ============

Weighted-Average Common Shares Outstanding
     Basic and diluted                                 116,619,649                   49,066,358
                                                     =============                 ============

NET REVENUE

Net Revenues for the nine month period ended March 31, 2008 increased to $372,344 from $139,801 for the nine month period ended March 31, 2007. This increase in net revenues of $232,543 or 166% over the prior period is due primarily to the Distributorship agreement with Applied Industrial Technologies and our in-house activity.

COST OF REVENUE

Cost of revenues for the nine month period ended March 31, 2008 increased to $498,086 from $108,138 for the nine month period ended March 31, 2007. This increase in cost of revenues of $389,948, or 361% over the prior period is due primarily to the increase in material input costs of the goods sold during the period and the cost of application systems.

GROSS PROFIT (LOSS)

Gross profit (loss) for the nine month period ended March 31, 2008 decreased to ($125,742) from $31,663 for the nine month period ended March 31, 2007. This decrease in gross profit of $157,405, or 497% over the prior period is due primarily to the costs associated with the development of the application systems.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the nine month period ended March 31, 2008 increased to $2,469,232 from $1,614,490 for the nine month period ended March 31, 2007. This increase in selling, general and administrative expenses of $854,742, or 53% over the prior period is due primarily to increased staffing, consulting services, marketing and advertising all pertaining to the mining industry.

LOSS FROM OPERATIONS

Loss from operations for the nine month period ended March 31, 2008 increased to $2,594,974 from $1,582,827 for the nine month period ended March 31, 2007. This increase in loss from operations of $1,012,147, or 64% is due primarily to the increase in selling, general and administrative expenses and costs associated with application systems

INTEREST EXPENSE

Interest expense for the nine month period ended March 31, 2008 increased to $2,611,583 from $863,852 for the nine month period ended March 31, 2007. This increase in interest expense of $1,747,731, or 202% over the prior period is due primarily to a significant increase in amortization related to debt discounts and debt issuance costs.

LOSS (GAIN) ON EXTINGUISHMENT OF DEBT

Extinguishment of debt for the nine month period ended March 31, 2008 was $324,359 compared to $0 for the nine month period ended March 31, 2007. This increase of $324,359 is due to the write off of debt discount associated with two notes that were paid off.

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES

Change in fair value of derivative liability for the nine months ended March 31, 2008 decreased to $0 from $1,149,537 for the nine months ended March 31, 2007. The decrease of change in fair value of derivative liability was due to the payoff of a note payable.

NET INCOME (LOSS)

Net income (loss) for the nine month period ended March 31, 2008 was ($5,514,508) compared to a net income (loss) of ($3,597,016) for the nine month period ended March 31, 2007. The increase in net losses for the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007 primarily resulted from increased debt discount amortization and no gain on derivative liability in 2008.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2008, we used net cash of $3,255,247 and $3,641 in our operating and investing activities, respectively, and provided cash of $4,358,513 from our financing activities.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash used in our operating activities of $3,255,247 for the nine months ended March 31, 2008 was primarily attributable to a net loss of $5,514,508. The net loss was increased by net an adverse change of operating asset and liabilities of $378,702 but reduced by $2,637,963 related to the adjustments to reconcile net loss to net cash used in operating activities. The most significant adjustments to reconcile net loss to net cash are the $1,890,512 for the amortization of debt discounts on convertible debts and $270,591 related to amortization of debt issuance cost.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in our investing activities of $3,641 for the nine months ended March 31, 2008 was cash used in acquisition of property and equipment.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by our financing activities of $4,358,513 for the nine months ended March 31, 2008 was from proceeds on notes payable and exercise of warrants of $7,323,172 and $5,041, respectively, offset by payments on notes payable of $2,969,700.

INTERNAL SOURCES OF LIQUIDITY

For the nine months ended March 31, 2008, the funds generated from our operations were insufficient to fund our daily operations. For the nine months ended March 31, 2008, we had a net loss of $5,514,508, and we were thus unable to meet our operating expenses of $2,469,232 for the same period. There is no assurance that funds from our operations will meet the requirements of our daily operations in the future. In the event that funds from our operations will be insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

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

As of March 31, 2008, we had debt owing to related parties aggregating $2,259,953 (net of unamortized debt discounts) as summarized in Note 6 to the financial statements.

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, Mr. Michael Davies, (the "Certifying Officer"). Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, March 31, 2008, our disclosure controls and procedures are not effective in meeting our requirements as to the disclosure of material information relating to us and required to be included in our periodic filings with the SEC.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officer, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended March 31, 2008. Based upon this evaluation, we have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 4, 2008, we issued options to Mr. Norman Gish for the purchase of 4,000,000 shares of our common stock at an exercise price of $0.075 per share. These options commence vesting on the date we effect our Share Reorganization and then vest over 18 months at the rate of 222,222 shares per month, so long as Mr. Gish serves as our Chairman of the Board. The options have a term of ten years and will be proportionately adjused at the date of the Share Reorganization which occurred on May 5, 2008. These securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Regulation D promulgated under the Act.


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




                                ALDEROX, INC.

                                Date: June 10, 2008


                                /s/ MICHAEL C. DAVIES
                                ---------------------
                                Michael C. Davies, Chief Executive Officer